Form 10-Q
period 1998-06-06
LPA HOLDING CORP
filed 1998-07-21
CIK 1062774

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 6, 1998               Commission File No. 0-

                                LPA HOLDING CORP.
             (exact name of registrant as specified in its charter)

                       SEE TABLE OF ADDITIONAL REGISTRANTS

Delaware                                                         48-1144353
(state or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                            identification number)

                        8717 WEST 110TH STREET, SUITE 300
                           OVERLAND PARK, KANSAS 66210
              (address of principal executive office and zip code)


                                 (913) 345-1250
              (registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes         X             No
                               ------


As of July 18, 1998, LPA Holding Corp. had outstanding 560,026 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of July 18, 1998, each of the additional registrants had the number of outstanding shares which is shown on the table below.

                             ADDITIONAL REGISTRANTS


                                                                                    Number of Shares
                          Jurisdiction of   Commission          IRS Employer            of Common
Name                       Incorporation    File Number       Identification No.    Stock Outstanding
----                      ---------------   -----------       ------------------    -----------------
La Petite Academy, Inc.   Delaware           0-                43-1243221           100 shares of Common
                                                                                    Stock (par value, $.01 per
                                                                                    share)

LPA Services, Inc.        Delaware           0-                74-2849053           1,000 shares of Common
                                                                                    Stock (par value, $.01 per
                                                                                    share)



LPA HOLDING CORP.

INDEX
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
                                                                      PAGE
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):                            ----
    Consolidated Balance Sheets                                        1-2

    Consolidated Statements of Income                                   3

    Consolidated Statements of Cash Flows                               4

    Notes to Consolidated Financial Statements                         5-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9-12


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14

ITEM 5.  OTHER INFORMATION                                             14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             15-16

SIGNATURES                                                            17-19



PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
40 WEEKS ENDED JUNE 6, 1998
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

ASSETS                                            JUNE 6, 1998    AUGUST 30, 1997
Current assets:
  Cash and cash equivalents                        $  6,906          $ 23,971
  Restricted cash investments                           960             2,312
  Accounts and notes receivable, net                  4,962             4,976
  Prepaid food and supplies                           5,681             5,954
  Other prepaid expenses                              4,420             3,645
  Refundable income taxes                             1,658               559
  Current deferred income taxes                       1,433             1,024
                                                   --------          --------
       Total current assets                          26,020            42,441

Property and equipment, at cost:
  Land                                                7,301             6,927
  Buildings and leasehold improvements               69,238            64,811
  Equipment                                          26,557            22,529
  Facilities under construction                       1,716               317
                                                   --------          --------
                                                    104,812            94,584
  Less accumulated depreciation                      44,075            33,460
                                                   --------          --------
       Net property and equipment                    60,737            61,124

Other assets (Note 3)                                65,690            64,187
Deferred income taxes                                 6,986             3,408
                                                   --------          --------
                                                   $159,433          $171,160
                                                   ========          ========


LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
40 WEEKS ENDED JUNE 6, 1998
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                              JUNE 6, 1998    AUGUST 30, 1997
Current liabilities:
  Overdrafts due banks                                                             $   5,888        $   2,356
  Accounts payable                                                                     6,051            6,224
  Current reserve for closed academies                                                 1,635            1,860
  Current maturities of long-term debt and capital lease obligations                   2,674              122
  Accrued salaries, wages and other payroll costs                                     11,250           10,717
  Accrued insurance liabilities                                                        4,005            4,156
  Accrued property and sales taxes                                                     3,135            4,128
  Accrued interest payable                                                             1,418              719
  Other current liabilities                                                            2,995            4,761
                                                                                   ---------        ---------
       Total current liabilities                                                      39,051           35,043

Long-term debt and capital lease obligations (Note 4)                                185,796           85,903
Other long-term liabilities (Note 5)                                                  12,869           14,319

Commitments and contingencies (Note 6)

Minority interest - Series A 12 1/8% cumulative redeemable exchangeable preferred stock ($.01 par value), 2,000,000 shares authorized as of August
    30, 1997 and no shares authorized as of June 6, 1998; 800,000 shares issued and outstanding at aggregate liquidation preference as of August 30, 1997;
    per share liquidation preference of $40.836, and no shares outstanding as of
    June 6, 1998                                                                                       32,521

Series A 12% redeemable preferred stock ($.01 par value per share); 30,000 shares authorized, issued and outstanding at aggregate liquidation preference as of June 6, 1998 (per share liquidation preference of
    $1,007.353)                                                                       24,619

Stockholders' equity (Note 1):
    10% cumulative convertible preferred stock ($.01 par value per share);
    80,000 shares authorized, issued and outstanding as of August 30, 1997, and no shares authorized, issued or outstanding as of June 6, 1998
    10% nonconvertible preferred stock ($.01 par value per share); 150,000 shares authorized as of August 30, 1997, and no shares authorized as of June
    6, 1998; 40,036 shares issued and outstanding as of August 30, 1997, and no
    shares issued or outstanding as of June 6, 1998                                                         1
    Junior preferred stock ($.01 par value per share); 650,000 authorized as of
    August 30, 1997, and no shares authorized as of June 6, 1998; 213,750 shares issued and outstanding as of August 30, 1997, and no shares issued or
    outstanding as of June 6, 1998                                                                          2
    Class A common stock ($.01 par value per share); 1,500,000 shares authorized and 852,160 shares issued and outstanding as of August 30, 1997; and 950,000 shares authorized and 560,026 shares issued and outstanding as of June 6,
    1998                                                                                   6                9
    Class B common stock ($.01 par value per share); 350,000 shares authorized and none issued and outstanding as of August 30, 1997; 20,000 shares authorized, issued and outstanding as of June 6, 1998

    Common stock warrants                                                              5,645

    Additional paid-in capital                                                       (65,536)          34,234

    Accumulated deficit                                                              (43,017)         (30,573)

    Less cost of treasury shares                                                                         (299)
                                                                                   ---------        ---------
                                                                                    (102,902)           3,374
                                                                                   ---------        ---------
                                                                                   $ 159,433        $ 171,160
                                                                                   =========        =========


See notes to consolidated financial statements.

LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF INCOME
40 WEEKS ENDED JUNE 6, 1998
(In thousands of dollars)
--------------------------------------------------------------------------------

                                                   12 WEEKS ENDED                      40 WEEKS ENDED
                                               ----------------------------    ----------------------------
                                               JUNE 6, 1998  JUNE 7, 1997      JUNE 6, 1998    JUNE 7, 1997
Operating revenue                               $  77,166    $  74,508          $ 243,867         $ 234,491

Operating expenses:
   Salaries, wages and benefits                    39,997       38,486            127,769           122,563
   Facility lease expense                           9,240        9,062             30,568            30,205
   Depreciation                                     3,541        3,190             10,614            10,634
   Amortization of goodwill and other
      intangibles                                     428          516              1,632             1,720
   Recapitalization costs (Note 1)                  8,724                           8,724
   Other                                           16,700       16,834             58,633            57,133
                                                ---------    ---------          ---------         ---------
                                                   78,630       68,088            237,940           222,255
                                                ---------    ---------          ---------         ---------
Operating income (loss)                            (1,464)       6,420              5,927            12,236
                                                ---------    ---------          ---------         ---------

Interest expense                                    4,679        2,124              9,595             7,118
Minority interest in net income of subsidiary         671          868              2,849             2,802
Interest income                                      (246)        (193)              (847)             (686)
                                                ---------    ---------          ---------         ---------
       Net interest costs                           5,104        2,799             11,597             9,234
                                                ---------    ---------          ---------         ---------

Income (loss) before income taxes
   and extraordinary item                          (6,568)       3,621             (5,670)            3,002

Provision (benefit) for income taxes               (1,325)       2,027                510             3,078
                                                ---------    ---------          ---------         ---------

Income (loss) before extraordinary
   item                                            (5,243)       1,594             (6,180)              (76)
                                                ---------    ---------          ---------         ---------

Extraordinary loss on retirement of
   debt, net of applicable income taxes
   of $3,702 (Note 7)                               5,416                           5,416
                                                ---------    ---------          ---------         ---------
Net income (loss)                               $ (10,659)   $   1,594          $ (11,596)        $     (76)
                                                =========    =========          =========         =========



See notes to consolidated financial statements.

LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
40 WEEKS ENDED JUNE 6, 1998
(In thousands of dollars)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                         JUNE 6, 1998     JUNE 7, 1997
   Net income (loss)                                                           $ (11,596)        $     (76)
   Adjustments to reconcile net income (loss) to net cash from operating activities
      Noncash portion of extraordinary loss on retirement of debt                  3,207
      Depreciation and amortization                                               12,896            13,010
      Deferred income taxes                                                       (3,987)           (1,675)
      Minority interest in net income of La Petite Academy, Inc.                   2,849             2,802
      Changes in assets and liabilities:
        Account and notes receivable                                                 (37)             (882)
        Prepaid expenses and supplies                                               (502)           (3,755)
        Accrued property and sales taxes                                            (994)             (737)
        Accrued interest payable                                                     700             2,172
        Other changes in assets and liabilities, net                              (3,465)           (2,701)
                                                                               ---------         ---------
             Net cash from (used for) operating activities                          (929)            8,158
                                                                               ---------         ---------

CASH FLOWS USED FOR INVESTING ACTIVITIES
   Capital expenditures                                                           (8,228)           (4,244)
   Proceeds from sale of assets                                                      533               499
                                                                               ---------         ---------
             Net cash used for investing activities                               (7,695)           (3,745)
                                                                               ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES (Note 1)
   Repayment of long-term debt and capital lease obligations                    (120,814)             (877)
   Additions to long-term debt                                                   185,000
   Deferred financing costs                                                       (7,491)
   Retirement of old equity                                                     (162,304)
   Proceeds from issuance of common stock, net of expenses                        62,285
   Proceeds from issuance of preferred stock                                      30,000
   Increase (reduction)  in bank overdrafts                                        3,531            (1,694)
   Decrease  in restricted cash investments                                        1,352             7,125
                                                                               ---------         ---------
             Net cash from (used for) financing activities                        (8,441)            4,554
                                                                               ---------         ---------

NET INCREASE (DECREASE ) IN CASH AND CASH
   EQUIVALENTS                                                                   (17,065)            8,967

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  23,971            12,791
                                                                               ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   6,906         $  21,758
                                                                               =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid during the period for:
      Interest (net of amounts capitalized)                                    $   8,246         $   4,291
      Income taxes                                                                 2,100             4,645
   Cash received during the period for:
      Interest                                                                 $     958         $     588
      Income taxes                                                                   207             1,141
   Non-cash investing and financing activities:
      Capital lease obligations of $2,879 and $62 were incurred during the 40 weeks ended June 6,1998 and June 7, 1997 respectively, when the Company entered into leases for new computer equipment
See notes to consolidated financial statements.


LPA HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.  ORGANIZATION AND MERGER

    Vestar/LPA Investment Corp. (Investment), a privately-held Delaware corporation, was formed in 1993 for the purpose of holding the capital stock of La Petite Holdings Corp. (Holdings), a Delaware corporation. Holdings was formed in 1993 for the purpose of holding the capital stock of La Petite Acquisition Corp. (Acquisition). On July 23, 1993, as a result of a series of transactions, Holdings acquired all the outstanding shares of common stock, par value $.01 (the Common Stock), of La Petite Academy, Inc., a Delaware corporation (La Petite). The transaction was accounted for as a purchase and the excess of purchase price over the net assets acquired is being amortized over 30 years. On May 31, 1997, Holdings was merged with and into La Petite with La Petite as the surviving corporation. On August 28, 1997, LPA Services, Inc. (Services), a wholly owned subsidiary of La Petite, was incorporated. Services provides third party administrative services on insurance claims to La Petite.

    On March 17, 1998, LPA Investment LLC (the Investor), a Delaware limited liability company owned by an affiliate of Chase Capital Partners (CCP) and by an entity controlled by Robert E. King, a director of La Petite, and Investment, which was renamed LPA Holding Corp. (Parent), entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of the Investor was merged into Parent (the Recapitalization). In the Recapitalization (i) all of the then outstanding shares of preferred stock and common stock of Investment (other than the shares of common stock retained by Vestar/LPT Limited Partnership and management of La Petite) owned by the existing stockholders of Investment (the Existing Stockholders) were converted into the right to receive cash and (ii) the Existing Stockholders received the cash of La Petite as of the date of the closing of the Recapitalization. As part of the Recapitalization, the Investor purchased $72.5 million (less the value of options retained by management) of common stock of the Parent (representing approximately 74.5% of the common stock of Parent on a fully diluted basis) and $30 million of redeemable preferred stock of Parent (collectively, the Equity Investment). In addition, in connection with the purchase of preferred stock of Parent, the Investor received warrants to purchase up to 6.0% of Parent's common stock on a fully diluted basis (resulting in an aggregate fully diluted ownership of 80.5% of the common stock of Parent). Vestar/LPT Limited Partnership retained common stock of Parent having a value (based on the amount paid by the Investor for its common stock of Parent) of $2.8 million (representing 3.0% of the outstanding common stock of Parent on a fully diluted basis). Management retained common stock of Parent having a value (based on the amount paid by the Investor for its common stock of Parent) of $4.7 million (representing 5.0% of the common stock of Parent on a fully diluted basis) and retained existing options to acquire 3.0% of Parent's fully diluted common stock. In addition, Parent adopted a new stock option plan covering 8.5% of its fully diluted common stock. Accordingly, management owns or has the right to acquire, subject to certain performance requirements, approximately 16.5% of the common stock of Parent on a fully diluted basis. The Equity Investment was used, together with the proceeds of the offering of $145 million of 10% Senior Notes due 2008 and borrowings under a new credit agreement, consisting of a term loan facility of $40 million and a revolving credit facility providing loans of up to $25 million, to finance the Recapitalization, to refinance substantially all of La Petite's outstanding indebtedness and outstanding preferred stock (the Refinancing Transactions) and to pay the fees and expenses relating to the foregoing. These transactions closed on May 11, 1998. Transaction expenses included in operating expenses under the caption "Recapitalization Costs" for this period include approximately $1.5 million in transaction bonuses and $7.2 million for the cancellation of stock options and related taxes.

    Parent, consolidated with La Petite and Services, is referred to herein as the Company.

    As a result of the Recapitalization, the authorized stock of Parent consists of:

    (i) 30,000 shares of Series A Redeemable Preferred Stock, $.01 par value, (the Preferred Stock) all of which were issued and outstanding. The carrying value of the Preferred Stock is being accreted to its redemption value of $30.0 million on May 11, 2008. The Preferred Stock is nonvoting and mandatorily redeemable on May 11, 2008. Dividends at 12.0% are cumulative and if not paid on the June 30 or December 31 semi-annual Preferred Stock dividend dates are added to the liquidation value. The liquidation value per share as of June 6, 1998 was $1,007.353. The Preferred Stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The Preferred Stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

    (ii)  950,000 shares of Class A Common Stock, $.01 par value, (the Class
          A Common Stock) of which 560,026 shares were issued and outstanding as of June 6, 1998.

    (iii) 20,000 shares of Class B Common Stock, $.01 par value, (the Class B Common Stock) of which 20,000 shares were issued and outstanding as of June 6, 1998. The Class B Common Stock votes together with the Class A Common Stock as a single class, with the holder of each share of common stock entitled to cast one vote. The holders of the Class B Common Stock have the exclusive right, voting separately as a class, to elect one member to the board of directors of Parent. Each share of the Class B Common Stock is convertible at the option of the holder, at any time, into one share of Class A Common Stock.

    (iv) As of June 6, 1998, there were outstanding warrants (the Warrants) to purchase 42,180 shares of Class A Common Stock at a purchase price of $.01 per share any time on or before May 11, 2008. The Warrants were issued in connection with the sale of Series A Redeemable Preferred Stock; the Company recognized a discount on the Preferred Stock by allocating $5,645,000 to the Warrants representing the fair value of the Warrants when issued.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INTERIM FINANCIAL REPORTING - The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report of La Petite on Form 10-K for the fiscal year ended August 30, 1997.

    The Company utilizes a 52-week fiscal year ending on the last Saturday in August composed of 13 four-week periods. The first quarter contains four such periods or 16 weeks and each remaining quarter contains 3 periods or 12 weeks.

    The information included in these interim consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to fairly state the Company's financial position and the results of its operations for the periods presented.

3.  OTHER ASSETS
    (in thousands of dollars)

                                                    JUNE 6,    AUGUST 30,
                                                     1998         1997
                                                   --------    ---------
Intangible assets:
  Excess purchase price over net assets acquired   $ 64,277    $ 64,277
  Curriculum                                          1,497       1,497
  Workforce                                               0       3,248
  Accumulated amortization                          (11,249)    (12,714)
                                                   --------    --------
                                                     54,525      56,308
Deferred financing costs                              7,566      12,752
Accumulated amortization                               (137)     (8,176)
Other assets                                          3,736       3,303
                                                   --------    --------
                                                   $ 65,690    $ 64,187
                                                   ========    ========


4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
    (in thousands of dollars)


                                                                JUNE 6,     AUGUST 30,
                                                                  1998         1997
                                                               ---------    ---------
Convertible Debentures, 6.5% payable through June 1, 2011(a)   $     850    $     850
Senior Notes, 9.625% payable through August 1, 2001                            85,000
Senior Notes, 10.0% due May 15, 2008  (b)                        145,000
Borrowings under credit agreement (c)                             40,000
Capital lease obligations                                          2,800          366
                                                               ---------    ---------
                                                                 188,650       86,216
Less unamortized discount                                           (180)        (191)
Less current maturities of long-term debt and capital lease
obligations                                                       (2,674)        (122)
                                                               ---------    ---------
                                                               $ 185,796    $  85,903
                                                               =========    =========

        (a) Subsequent to the end of the third quarter ended June 6, 1998, the Convertible Debentures were called and retired at face value.
        (b) The Senior Notes mature on May 15, 2008. Interest is payable semi-annually on May 15 and November 15 of each year. Commencing May 15, 2003, the Senior Notes are redeemable at various redemption prices at Parent and La Petite's option. The Senior Notes contain certain covenants that, among other things, limit Parent and La Petite's ability to incur additional debt, transfer or sell assets, and pay cash dividends.

        (c) On May 11, 1998, Parent and La Petite entered into an agreement
            (the Credit Agreement) providing for a term loan facility in the amount of $40.0 million and a revolving credit agreement, for working capital and other general corporate purposes through May 2005, in the amount of $25.0 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Parent, La Petite and its subsidiaries. Loans under the Credit Agreement will bear an interest rate per annum equal to (at Parent and La Petite's option): (i) a rate equal to an adjusted London inter-bank offered rate (LIBOR) plus a percentage based on La Petite's financial performance or (ii) a rate equal the higher of Chase's prime rate, a certificate of deposit rate plus 1%, or the Federal Funds rate plus 1/2 of 1% (ABR) plus in each case a percentage based on La Petite's financial performance. Parent and La Petite are required to pay fees of 0.5% per annum of the unused portion of the Credit Agreement plus letter of credit fees, annual administration fees, and agent arrangement fees. The Credit Agreement will mature in May 2005. The term loan amortizes in an amount equal to $1.0 million in each of the first five years, $10.0 million in the sixth year and $25.0 million in the seventh year.

5.  OTHER LONG-TERM LIABILITIES
    (in thousands of dollars)


                                                      JUNE 6,   AUGUST 30,
                                                       1998        1997
                                                      -------   ----------
Unfavorable leases, net of accumulated amortization   $ 5,133     $ 6,085

Non-current reserve for closed Academies                4,302       5,609

Long-term insurance liabilities                         3,434       2,625
                                                      -------     -------
                                                      $12,869     $14,319
                                                      =======     =======


6.  COMMITMENTS AND CONTINGENCIES

    The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

7.  EXTRAORDINARY LOSS

    On May 11, 1998, the Company incurred a $5.4 million extraordinary loss related (i) to the defeasance of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003 and (iii) the defeasance of all the then outstanding exchange debentures. The loss principally reflects interest and the write off of premiums and related deferred financing costs, net of applicable income tax benefit.

                                     ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The Company's operating results for the comparative 12 and 40 weeks ended June 6, 1998 were as follows:


                                                  12 WEEKS ENDED                                       40 WEEKS ENDED
                                        ------------------------------------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
                                         JUNE 6,   PERCENT OF  JUNE 7,  PERCENT OF       JUNE 6,  PERCENT OF  JUNE 7,  PERCENT OF
                                          1998       REVENUE    1997      REVENUE         1998     REVENUE     1997     REVENUE
                                        -------------------------------------------    -------------------------------------------

Operating revenue                        $ 77,166    100.0    $ 74,508   100.0           $243,867   100.0    $234,491    100.0

Operating expenses:
   Salaries, wages and benefits            39,997     51.8      38,486    51.7            127,769    52.4     122,563     52.3
   Facility lease expense                   9,240     12.0       9,062    12.2             30,568    12.5      30,205     12.9
   Depreciation                             3,541      4.6       3,190     4.3             10,614     4.4      10,634      4.5
   Amortization of goodwill and
     other intangibles                        428      0.6         516     0.7              1,632     0.7       1,720      0.7
Recapitalization costs                      8,724     11.3                                  8,724     3.6

Other                                      16,700     21.6      16,834    22.6             58,633    24.0      57,133     24.4
                                         --------    -----    --------   -----           --------   -----    --------    -----

     Total operating expenses              78,630    101.9      68,088    91.4            237,940    97.6     222,255     94.8
                                         --------    -----    --------   -----           --------   -----    --------    -----

Operating income (loss)                  $ (1,464)    (1.9)   $  6,420     8.6           $  5,927     2.4    $ 12,236      5.2
                                         ========    =====    ========   =====           ========   =====    ========    =====
EBIDTA                                   $ 11,229     14.6    $ 10,126    13.6           $ 26,897    11.0    $ 24,590     10.5
                                         ========    =====    ========   =====           ========   =====    ========    =====










The Company's operating results for the 12 and 40 weeks ended June 6, 1998 are consistent and comparable with the 12 and 40 weeks ended June 7, 1997, except for the Recapitalization Costs.

Historically, the Company's operating revenue has followed the seasonality of the school year. The number of new children attending La Petite's educational facilities (the Academies) is highest in September-October and January-February, generally referred to as the Fall and Winter enrollment periods. Revenues tend to decline during the calendar year-end holiday period and during the Summer. As a result of this seasonality, results for one quarter are not necessarily indicative of results for an entire year.

Six Academies in operation at the end of the third quarter of fiscal year 1997 were closed prior to the end of the second quarter of fiscal year 1998. Two new Academies were opened during this same period. As a result, the Company operated 746 Academies at the end of the third quarter of fiscal year 1998, four less than at the end of the same quarter of fiscal year 1997. The closures resulted from management decisions to not renew the leases of certain Academies at lease expiration.

Operating revenue increased 3.6% during the 12 weeks and 4.0% during the 40 weeks ended June 6, 1998. Excluding closed Academies from both years, operating revenue increased 4.1% during the 12 weeks and 4.8% during the 40 weeks, full time equivalent (FTE) attendance decreased 0.6% during the 12 weeks and grew 0.3% during the 40 weeks and average weekly FTE tuition increased 4.7% during the 12 weeks and 4.4% during the 40 weeks. The increase in average weekly FTE tuition was principally due to selective price increases which were put into place in the second quarter of fiscal year 1998, based on geographic market conditions and class capacity utilization.

Salaries, wages, and benefits increased $1.5 million or 3.9% during the 12 weeks and $5.2 million or 4.2% during the 40 weeks ended June 6, 1998 as compared to the same periods of fiscal year 1997. The increase was principally due to increased average hourly wage rates as staff hours worked were relatively stable. As a percentage of revenue, labor costs were 52.4% for the 40 weeks ended June 6, 1998 as compared to 52.3% during the same period of fiscal year 1997.

Many of the Company's operating costs are relatively fixed and do not decline or increase directly with small changes in attendance. Facility lease expense, depreciation, amortization, and other operating costs all declined or remained unchanged as a percentage of revenue during the 40 weeks ended June 6, 1998 as compared to the same period of fiscal year 1997. Recapitalization Costs consist principally of transaction bonuses and related taxes of $1.5 million and payments for the cancellation of options of $7.2 million.

Interest expense for the 40 weeks ended June 6, 1998 increased $2.4 million from the same period of fiscal year 1997. The increase was mainly due to $1.6 million in fees for bridge loan commitments related to the new debt offerings and increased interest payments related to the 10% Senior Notes and term loan under the Credit Agreement (see Notes to the Consolidated Financial Statements).

After adding back to pre-tax income the permanent differences, the effective income tax rate for the 12 and 40 weeks ended June 6, 1998 was approximately 25% and 59% as compared to approximately 41% and 40% for the 12 and 40 weeks ended June 7, 1997.

On May 11, 1998, the Company incurred a $5.4 million extraordinary loss related
(i) to the defeasance of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003 and (iii) the defeasance of all the then outstanding exchange debentures. The loss principally reflects interest and the write off of premiums, and related deferred financing costs, net of applicable income tax benefit.

As a result of the foregoing, the Company incurred an operating loss of $1.5 million for the 12 weeks ended June 6, 1998, as compared to operating income of $6.4 million during the same period of fiscal year 1997. Operating income for the 40 weeks ended June 6, 1998 was $5.9 million as compared to operating income of $12.2 million during the same period of fiscal year 1997. Earnings before recapitalization costs, extraordinary items, interest, taxes, depreciation and amortization (EBITDA) was $11.2 million for the 12 weeks ended June 6, 1998 as compared to $10.1 million for the same period of fiscal year 1997, an increase of 10.9%. EBITDA for the 40 weeks ended June 6, 1998, was $26.9 million as compared to $24.6 million for the same period of fiscal year 1997, an increase of 9.4%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from cash flow generated by operations, borrowings under the revolving credit facility under the Credit Agreement, and sale and leaseback financing for newly constructed Academies. The Company's principal uses of liquidity are to meet its debt service requirements, finance its capital expenditures and provide working capital.

The Company incurred substantial indebtedness in connection with the Recapitalization. See Note 1 of the Notes to Consolidated Financial Statements.

In connection with the Recapitalization, Parent and La Petite entered into the Credit Agreement, consisting of the $40 million Term Loan Facility and the $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility of the Recapitalization. In addition, La Petite has outstanding letters of credit in an aggregate amount equal to $3.4 million and $21.6 million remains available for working capital purposes under the Revolving Credit Facility. The borrowings under the Credit Agreement, together with the proceeds from the sale of the Senior Notes and the Equity Investment, were used to consummate the Recapitalization and to pay the related fees and expenses.

The Term Loan Facility is subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of the Company's excess cash flow. The Term Loan Facility will terminate on May 11, 2005. The term loan amortizes in an amount equal to $1.0 million in each of the first five years, $10.0 million in the sixth year and $25.0 million in the seventh year. The Revolving Credit Facility will terminate on the same date.

The Company currently has four new Academies under construction and expects to open approximately 35 new Academies between now and the end of fiscal 1999 and 35 in fiscal 2000. The cost to open a new Academy ranges from $1.0 million to $1.5 million, of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the Academy may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process. In addition, the Company intends to explore other efficient real estate financing transactions in the future.

Purchasers of Academies in sale and leaseback transactions have included insurance companies, bank trust departments, pension funds, real estate investment trusts and individuals. The leases are operating leases and generally have terms of 15 to 20 years with one or two five-year renewal options. Most of these transactions are structured with an annual rental designed to provide the owner/lessor with a fixed cash return on its capitalized cost over the term of the lease. In addition, many of the Company's leases provide for either contingent rentals if the Academy's operating revenue exceeds certain levels or a fixed percentage increase every five years. Although the Company expects sale and leaseback transactions to continue to finance its expansion, no assurance can be given that such funding will always be available.

Total capital expenditures for fiscal 1995, 1996, 1997 and for the 40 weeks ended June 6, 1998 were $9.1 million, $8.6 million, $7.7 million and $8.2 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new Academies, to be maintenance capital expenditures. Maintenance capital expenditures for fiscal 1995, 1996, 1997 and for the 40 weeks ended June 6, 1998 were $4.8 million, $6.7 million, $7.2 million and $5.6 million, respectively. Maintenance capital expenditures for the 40 weeks ended June 6, 1998 included $0.7 million for the installation of a national Academy Document and Management Information Network (ADMIN) personal computer system. For fiscal 1998, the Company expects total maintenance capital expenditures to be approximately $9.5 million. All of the ADMIN computers are under 37 month capital leases which provide the Company the flexibility to either purchase the PC's at lease expiration for the then market value or replace the equipment with more modern technology.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses in fiscal 1995, 1996, 1997 and for the 40 weeks ended June 6, 1998 were $10.0 million, $9.4 million, $9.2 million and $7.4 million, respectively. Over the past three fiscal years, total expenditures for the maintenance and upkeep of the Company's Academies have averaged approximately $21,000 per Academy each year.

INFLATION AND GENERAL ECONOMIC CONDITIONS

The Company has historically been able to increase tuition to offset increases in its costs. During the past two years, a period of low to moderate inflation, the Company implemented selective increases in tuition rates, based on geographic market conditions and class capacity utilization. The Company did not experience a material decline in attendance as a result of these increases.

MANAGEMENT INFORMATION SYSTEMS AND THE YEAR 2000

The arrival of the year 2000 is not expected to have any significant impact on the Company's computerized information systems and the cost of compliance is expected to be minimal. The most important new system for the Company has been the installation of its ADMIN system nationwide. ADMIN was written using a calendar dating system that is not sensitive to the year 2000 issue. For general ledger/financial reporting, accounts payable/disbursements, fixed assets record keeping and purchase order accounting, the Company utilizes software under licensing arrangements for systems that have already been upgraded and are currently year 2000 compliant. The costs of the upgrades were included as part of the annual licensing fees. For payroll processing and human resources information systems, the Company utilizes software under licensing arrangements in which new year 2000 compliant releases are expected to be installed during calendar 1998 as part of the annual licensing fees. In the event that the licensor is unable to deliver such upgrades, other comparable software packages at comparable costs, which are year 2000 compliant, are currently available in the market.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS.

The Company has litigation pending which arose in the ordinary course of business. In management's opinion, none of such litigation in which the Company is currently involved will result in liabilities that will have a material adverse effect on its financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 1, 1998, La Petite issued $35.4 million aggregate principal amount of its 12.125% Subordinated Exchange Debentures due 2003 (the Exchange Debentures) in exchange for all outstanding shares of its Class A Cumulative Redeemable Exchangeable Preferred Stock (the Preferred Stock), at the exchange rate of $1.00 principal amount of the Exchange Debentures for each $1.00 of liquidation preference of the Preferred Stock. The issuance of the Exchange Debentures in exchange for the Preferred Stock was not registered under the Securities Act of 1933, as amended (the Securities Act), in reliance on the exemption provided by
Section 3(9) thereunder for transactions involving an exchange of securities by the issuer with its existing security holders.

On May 11, 1998, Parent issued to Investor (i) 503,985 shares of Class A Common Stock, par value $.01 per share, for an aggregate cash consideration of $67.4 million, (ii) 20,000 shares of Class B Common Stock, par value $.01 per share, for an aggregate cash consideration of $2.7 million, and (iii) 30,000 shares of Series A Redeemable Preferred Stock, par value $.01 per share, and warrants to purchase up to 6.0% of Parent's common stock on a fully diluted basis, for an aggregate cash consideration of $30.0 million. The warrants entitle Investor to purchase Parent, in whole or in part and at any time on or before May 11, 2008, 42,180 shares of Class A Common Stock at a purchase price of $.01 per share, by delivering a written notice of Investor's election to exercise the warrants and payment of the exercise price. The issuance of these shares and warrants was not registered under the Securities Act in reliance on the exemption provided by
Section 4(2) thereunder for transactions not involving a public offering. These shares and warrants were sold only to Investment, an "accredited investor" pursuant to Rule 506 under the Securities Act.

On May 11, 1998, Parent and La Petite issued $145 million aggregate principal amount of their 10.0% Senior Notes due 2008 (the Old Notes). The issuance of the Old Notes was not registered under the Securities Act in reliance on the exemption provided by Section 4(2) thereunder for transactions not involving a public offering. The Old Notes were sold only to "qualified institutional buyers" pursuant to Rule 144A under the Securities Act. Pursuant to a registration statement (file number 333-56239, with respect to La Petite; 333-56239-01, with respect to Parent; and 333-56239-02, with respect to Services) (the Registration Statement) declared effective on June 26, 1998, Parent and La Petite offered (the Exchange Offer) their 10% Series B Senior Notes due 2008 (the New Notes) in exchange for the Old Notes, at the exchange rate of $1,000 principal amount of the Old Notes for $1,000 principal amount of the New Notes. The Exchange Offer commenced on June 30, 1998 and will terminate on July 30, 1998, unless extended, upon the exchange of all of the New Notes for the Old Notes. The Registration Statement also covered the issuance of guarantees issued by LPA Services, Inc. of its obligations under the New Notes. Such guarantees were issued for no additional consideration. The amount of New Notes registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold were as follows:



                                     Aggregate Price                           Aggregate Offering
                New Notes              of Offering                Amount            Price of
               Registered           Amount Registered              Sold            Amount Sold
               ----------           -----------------              ----            -----------

              $145,000,000            $145,000,000             [Exchange Offer not yet completed]


The amount of expenses incurred by the Company in respect of the Exchange Offer was approximately $200,000 (used for legal, accounting and printing expenses), and none of such amounts were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company. The Company did not receive any proceeds from the Offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A Special Meeting of the Stockholders of Parent was held on May 5, 1998. The stockholders of Parent approved the merger of a wholly-owned subsidiary of Investor with and into Parent (see Note 1 to the Consolidated Financial Statements.) The following shares were represented at the meeting, all of which were voted in favor of the merger: 680,000 shares of Class A Common Stock; 80,000 shares of 10% Cumulative Convertible Preferred Stock; and 213,750 shares of 10% Junior Preferred Stock..

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits as follows:

         Exhibit
         Number   Description
         ------   -----------

         *  3.1   Amended and Restated Certificate of Incorporation of LPA
                   Holding Corp.
         *  3.2   Certificate of Designations, Preferences and Rights of Series
                   A Redeemable Preferred Stock of LPA Holding Corp.
         *  3.3   Bylaws of LPA Holding Corp.
         *  3.4   Amended and Restated Certificate of Incorporation of La Petite
                   Academy, Inc.
         *  3.5   Bylaws of La Petite Academy, Inc.
         *  4.1   Indenture among LPA Holding Corp., La Petite Academy, Inc.,
                   LPA Services, Inc. and PNC Bank, National Association dated as of May 11, 1998
         * 10.1   Purchase Agreement among Vestar/LPA Investment Corp., La
                   Petite Academy, Inc., LPA Services, Inc., Chase Securities Inc. and NationsBanc Montgomery Securities LLC dated May 6, 1998
         * 10.2   Exchange and Registration Rights Agreement among La Petite
                   Academy, Inc., LPA Holding Corp., LPA Services, Inc., Chase Securities Inc., NationsBanc Montgomery Securities LLC dated May 11, 1998
         * 10.3   Merger Agreement by and between LPA Investment LLC and
                   Vestar/LPA Investment Corp. dated as of March 17, 1998
         * 10.4   Stockholders Agreement among LPA Holding Corp., Vestar/LPT
                   Limited Partnership, LPA Investment LLC and the management stockholders dated as of May 11, 1998
         * 10.5   1998 Stock Option Plan and Stock Option Agreement for LPA
                   Holding Corp. dated as of May 18, 1998
         * 10.6   Preferred Stock Registration Rights Agreement between LPA
                   Holding Corp. and LPA Investment LLC dated May 11, 1998
         * 10.7   Registration Rights Agreement among LPA Holding Corp.,
                   Vestar/LPT Limited Partnership, the stockholders listed therein and LPA Investment LLC, dated May 11, 1998
         * 10.8   Employment Agreement among LPA Holding Corp., La Petite
                   Academy, Inc. and James R. Kahl
         * 10.9   Employment Agreement among LPA Holding Corp., La Petite
                   Academy, Inc. and Rebecca Perry
         * 10.10 Employment Agreement among LPA Holding Corp., La Petite Academy, Inc. and Phillip Kane
         * 10.11 Credit Agreement dated as of May 11, 1998 among La Petite Academy, Inc., LPA Holding Corp., Nationsbank, N.A., and The Chase Manhattan Bank
         * 10.12 Pledge Agreement among La Petite Academy, Inc., LPA Holding Corp., Subsidiary Pledgors and Nationsbank, N.A. dated as of May 11, 1998
         * 10.13 Security Agreement among La Petite Academy, Inc., LPA Holding Corp., Subsidiary Guarantors and Nationsbank, N.A. dated as of May 11, 1998
         * 10.14 Parent Guarantee Agreement among LPA Holding Corp. and Nationsbank, N.A. dated as of May 11, 1998
         * 10.15 Subsidiary Guarantee Agreement among Subsidiary Guarantor of La Petite Academy, Inc., LPA Services, Inc. and Nationsbank, N.A. dated as of May 11, 1998
         * 10.16 Indemnity, Subrogation and Contribution Agreement among La Petite Academy, Inc., LPA Services, Inc., as Guarantor and Nationsbank, N.A. dated as of May 11, 1998
         * 23.1   Consent of O'Sullivan Graev & Karabell, LLP
         * 23.2   Consent of Deloitte & Touche LLP
           27.1   Financial Date Schedule

         Above * items are incorporated by reference to Form S-4 filed by Parent, La Petite and Services with the Securities and Exchange Commission on June 5, 1998 (File Numbers 333-56239; -01; -02, respectively)

b.  Reports on Form 8-K:

    Item 5 reporting (i) the March 19, 1998 announcement by Vestar Capital Partners that it had entered into an Agreement and Plan of Merger with an affiliate of Chase Capital Partners, and (ii) the March 27, 1998 announcement by the Company that on May 1, 1998 it would issue its Exchange Debentures in exchange for all outstanding Preferred Stock.

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LPA HOLDING CORP.



Dated July 18, 1998                          /s/ James R. Kahl
                                             -----------------------------------
                                             By:  James R. Kahl


                                             President, Chief Executive Officer
                                             and duly authorized representative
                                             of the registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LA PETITE ACADEMY, INC.

Dated July 18, 1998                          /s/  Phillip M. Kane
                                             -----------------------------------
                                             By:  Phillip M. Kane

                                             Senior Vice President, Chief
                                             Financial Officer and duly
                                             authorized representative of the
                                             registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LPA SERVICES, INC.

Dated July 18, 1998                          /s/  Phillip M. Kane
                                             -----------------------------------
                                             By:  Phillip M. Kane

                                             Vice President of Finance, Chief
                                             Financial Officer and duly
                                             authorized representative of the
                                             registrant