Form 10-K
period 1998-08-29
LPA HOLDING CORP
filed 1998-11-24
CIK 1062774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 29, 1998

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File No. 333-56239-01

                                LPA HOLDING CORP.
             (exact name of registrant as specified in its charter)

                       SEE TABLE OF ADDITIONAL REGISTRANTS

Delaware                                                48-1144353
(State or other jurisdiction of                         (IRS employer
incorporation or organization)                          identification number)

                        8717 WEST 110TH STREET, SUITE 300
                           OVERLAND PARK, KANSAS 66210
              (Address of principal executive office and zip code)

                                 (913) 345-1250
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                 $145,000,000 10% Senior Notes due May 15, 2008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             (1) Yes   X    No                (2)  Yes   X         No
                      ---      ---                      ---           ---

There are no shares of voting stock of La Petite Academy, Inc. held by non-affiliates.

As of November 24, 1998, LPA Holding Corp. had outstanding 560,026 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of November 24, 1998, each of the additional registrants had the number of outstanding shares, which is shown on the following table.

ADDITIONAL REGISTRANTS

                                                                                 Number of Shares
                          Jurisdiction of  Commission       IRS Employer            of Common
Name                       Incorporation   File Number     Identification No.    Stock Outstanding
----                      ---------------  -----------     ------------------    -----------------

La Petite Academy, Inc.    Delaware         333-56239         43-1243221         100 shares of Common
                                                                                 Stock (par value, $.01
                                                                                 per share)

LPA Services, Inc.         Delaware         333-56239-02      74-2849053         1,000 shares of common
                                                                                 stock (par value, $.01
                                                                                 per share)

LPA HOLDING CORP.

INDEX
--------------------------------------------------------------------------------


PART I.

                                                                                            PAGE
                                                                                            ----
Item 1.     Business                                                                         4

Item 2.     Properties                                                                       7

Item 3.     Legal Proceedings                                                                8

Item 4.     Submission of Matters to a Vote of Security Holders                              8


PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters            8

Item 6.     Selected Financial Data                                                          9

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                           11

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                      16

Item 8.     Financial Statements and Supplementary Data                                     16

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                             31

PART III.

Item 10.    Directors and Executive Officers of the Registrant                              32

Item 11.    Executive Compensation                                                          34

Item 12.    Security Ownership of Certain Beneficial Owners and Management                  36

Item 13.    Certain Relationships and Related Transactions                                  36

PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                 37

SIGNATURES                                                                                  44


PART I.

ITEM 1.  BUSINESS

MERGER TRANSACTIONS

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

On March 17, 1998, LPA Investment LLC (the Investor), a Delaware limited liability company owned by an affiliate of Chase Capital Partners (CCP) and by an entity controlled by Robert E. King, a director of La Petite, and Investment, which was renamed LPA Holding Corp. (Parent), entered into an Agreement and Plan of Merger pursuant to which a wholly-owned subsidiary of the Investor was merged into Parent (the Recapitalization). In the Recapitalization (i) all of the then outstanding shares of preferred stock and common stock of Investment (other than the shares of common stock retained by Vestar/LPT Limited Partnership and management of La Petite) owned by the existing stockholders of Investment (the Existing Stockholders) were converted into the right to receive cash and (ii) the Existing Stockholders received the cash of La Petite as of the date of the closing of the Recapitalization. As part of the Recapitalization, the Investor purchased $72.5 million (less the value of options retained by management) of common stock of the Parent (representing approximately 74.5% of the common stock of Parent on a fully diluted basis) and $30 million of redeemable preferred stock of Parent (collectively, the Equity Investment). In addition, in connection with the purchase of preferred stock of Parent, the Investor received warrants to purchase up to 6.0% of Parent's common stock on a fully diluted basis (resulting in an aggregate fully diluted ownership of 80.5% of the common stock of Parent). Vestar/LPT Limited Partnership retained common stock of Parent having a value (based on the amount paid by the Investor for its common stock of Parent) of $2.8 million (representing 3.0% of the outstanding common stock of Parent on a fully diluted basis). Management retained common stock of Parent having a value (based on the amount paid by the Investor for its common stock of Parent) of $4.7 million (representing 5.0% of the common stock of Parent on a fully diluted basis) and retained existing options to acquire 3.0% of Parent's fully diluted common stock. In addition, Parent adopted a new stock option plan covering 8.5% of its fully diluted common stock. Accordingly, management owns or has the right to acquire, subject to certain performance requirements, approximately 16.5% of the common stock of Parent on a fully diluted basis. The Equity Investment was used, together with the proceeds of the offering of $145 million of 10% Senior Notes due 2008 and borrowings under a new credit agreement, consisting of a term loan facility of $40 million and a revolving credit facility providing loans of up to $25 million, to finance the Recapitalization, to refinance substantially all of La Petite's outstanding indebtedness and outstanding preferred stock (the Refinancing Transactions) and to pay the fees and expenses relating to the foregoing. These transactions closed on May 11, 1998. Transaction expenses included in operating expenses under the caption "Recapitalization Costs" for this period include approximately $1.5 million in transaction bonuses and $7.2 million for the cancellation of stock options and related taxes.

Parent, consolidated with La Petite and Services, is referred to herein as the Company.

BUSINESS DESCRIPTION

The following discussion refers to La Petite, and includes a discussion of La Petite prior to the 1993 acquisition:

La Petite Academy, founded in 1968, is the second largest operator of for-profit preschool educational facilities in the United States. The Company provides center-based educational and child care services five days a week throughout the year to children between the ages of six weeks and 12 years. Management believes the Company differentiates itself through its superior educational programs, which were developed and are regularly enhanced by its curriculum department. The Company's focus on quality educational services allows it to capitalize on the increased awareness of the benefits of premium educational instruction for preschool and elementary school age children. At its residential and employer-based Academies, the Company utilizes its proprietary Journey(R) curriculum with the intent of maximizing a child's cognitive and social development. The Company also operates Montessori schools which employ the Montessori method of learning, a classical approach that features the programming of tasks with materials presented in a sequence dictated by each individual child's capabilities.

As of August 29, 1998, the Company operated 736 educational facilities, including 685 Journey Academies, 31 employer-based Academies and 20 Montessori schools, located in 35 states and the District of Columbia, and had an enrollment of approximately 83,000 full and part-time children. The Company's Operating Capacity (as defined) as of August 29, 1998, was approximately 90,000 full-time children. For the 52 weeks ended August 29, 1998, estimated full-time equivalent student (FTE) Utilization (as defined) was 65%.

Tuition for the programs varies depending upon the location of an Academy and is proportionally higher for children attending part-time. In addition, parents currently pay an annual registration fee, which is reduced for families with more than one child attending an Academy.

Historically, the Company's operating revenue has followed the seasonality of a school year, declining during the summer months and the year-end holiday period. The number of new children enrolling at the Academies is generally highest in September-October and January-February and, therefore, the Company attempts to concentrate its marketing efforts and new Academy openings immediately preceding these high enrollment periods. Several Academies in certain geographic markets have a backlog of children waiting to attend; however, this backlog is not material to the overall attendance throughout the system.

EMPLOYEES

As of August 29, 1998, the Company employed approximately 12,700 persons. The Company's employees are not represented by any organized labor unions or employee organizations, and management believes relations with employees are good.

COMPETITION

Each Academy competes with other child care alternatives in a very localized market. The preschool education and child care industry is highly fragmented and has historically been dominated by small, local nursery and day care centers. The Company is the second largest provider of for-profit preschool education and child care in the United States based on the number of centers operated and competes principally with local nursery and day care centers, some of which are church-affiliated or non-profit, and individuals caring for a few children in their homes. In addition, in recent years certain public school districts have begun to offer after school programs which compete with the Company's SuperStar Program. The Company competes principally by offering trained and qualified personnel, professionally planned educational and recreational programs, well-equipped facilities and additional services such as transportation. In addition, the Company offers a challenging and sophisticated program that emphasizes the individual development of the child. Management believes that the quality of the staff and facilities and the unique programs offered are the principal factors in parents' choice of the Company, although price and location of the facility are also important. For some of the Company's potential customers, the non-profit status of certain of the Company's competitors may be a significant factor in choosing a child care provider.

INSURANCE AND CLAIMS ADMINISTRATION

Since July 1989, the Company has maintained excess liability insurance covering general liability and automotive liability, in addition to primary general liability, automotive liability, workers compensation, property and casualty, crime and directors' and officers' insurance. Management believes that the coverage provided by these policies is adequate to meet the Company's needs. Third-party administration and claims payments services for general liability and auto liability are provided by LPA Services, Inc., a wholly owned subsidiary of La Petite.

REGULATION AND GOVERNMENT INVOLVEMENT

Each Academy must be licensed under applicable state and local licensing laws and is subject to a variety of state and local regulations. Although these state and local regulations vary greatly from jurisdiction to jurisdiction, governmental agencies generally review the safety, fitness and adequacy of the buildings and equipment, the ratio of staff to children, the dietary program, the daily curriculum and compliance with health standards. In a few jurisdictions, new legislation or regulations have been enacted or are being considered which establish requirements for employee background checks or other clearance procedures for new employees of child care centers. For example, all states in which the Company operates require criminal record checks for all child care staff as part of licensing regulations and some require fingerprint verification. Repeated failures by an Academy to comply with applicable regulations can subject it to state sanctions, which might include being placed on probation or, in more serious cases, suspension or revocation of the Academy's license to operate. Management believes the Company is in substantial compliance with all material regulations and licensing requirements applicable to its businesses.

Although no federal license is required at this time, there are minimum standards, which must be met to qualify for participation in certain federal subsidy programs.

Government, at both the federal and state levels, is actively involved in expanding the availability of child care services. Federal support is delivered at the state level through government-operated educational and financial assistance programs. Child care services offered directly by states include training for child care providers and resource and referral systems for parents seeking child care. In addition, the state of Georgia has an extensive government-paid private sector preschool program in which the Company participates.

In August and September of 1998, the National Highway Transportation Safety Administration (NHTSA) issued interpretative letters that appear to modify its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell 15-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be "used significantly" to transport children to and from school or school-related events. These interpretations will affect the type of vehicle that may be purchased by the Company in the future for use in transporting children between schools and the Company's centers. The Company anticipates that NHTSA's recent interpretation and potential related changes in state and federal transportation regulations will increase the cost to the Company of transporting children, because school buses are more expensive to purchase and maintain, and may require drivers who have commercial licenses.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION PROVISIONS

Compliance with federal, state and local laws and regulations governing pollution and protection of the environment is not expected to have any material effect upon the financial condition or results of operations of the Company.

ITEM 2.  PROPERTIES

Due to different licensing requirements and design features, Academies typically contain 5,400, 6,700 or 7,800 square feet in a one-story, air-conditioned building typically located on three-quarters of an acre to one acre of land. Each Academy has an adjacent playground designed to accommodate the full age range of children attending the Academy.

Licensed capacity for the same size building varies from state to state because of different licensing requirements. In an open Academy design, a 5,400 square foot Academy is typically licensed for 100 to 140 children, a 6,700 square foot Academy is typically licensed for 130 to 170 children and a 7,800 square foot Academy is typically licensed for 175 to 200 children.

The Company has recently designed new prototypes for residential Academies and Montessori schools, both of which are 9,500 square foot facility prototypes to be built on one acre or more of commercially zoned property. The new residential Academy prototype will have an operating capacity for approximately 175 children and is a closed classroom design, without infant rooms, that reflects a preschool environment and supports the latest curriculum improvements. The Montessori school prototype will be divided into six equal-sized classrooms which will each support 25 children, resulting in an operating capacity for approximately 150 children. Management believes the new prototypes afford the Company more flexibility to better suit varying site plans and future changes as residential neighborhoods evolve. The new exterior design was developed to enhance the appearance and image of the Academies.

The following table shows the locations of the Company's open Academies as of August 29, 1998:


Alabama (18)                  Indiana (17)                  Nebraska (10)                South Carolina (25)
Arizona (24)                  Iowa (9)                      Nevada (9)                   Tennessee (26)
Arkansas (8)                  Kansas (22)                   New Jersey (2)               Texas (117)
California (58)               Kentucky (4)                  New Mexico (4)               Utah (4)
Colorado (25)                 Louisiana (1)                 North Carolina (30)          Virginia (36)
Delaware (1)                  Maryland (15)                 Ohio (17)                    Washington, D. C. (2)
Florida (97)                  Minnesota (1)                 Oklahoma (24)                Washington (16)
Georgia (53)                  Mississippi (3)               Oregon (3)                   Wisconsin (2)
Illinois (16)                 Missouri (30)                 Pennsylvania (6)             Wyoming (1)


As of August 29, 1998, the Company operated 736 Academies, 662 of which were leased under operating leases, 55 of which were owned and 19 of which were operated in employer-owned centers. Most of these Academy leases have 15-year terms, some have 20-year terms, many have renewal options, and most require the Company to pay utilities, maintenance, insurance and property taxes. In addition, some of the leases provide for contingent rentals, if the Academy's operating revenue exceeds certain base levels.

In opening a new Academy, the Company historically acquires the land, constructs the facility and then seeks long-term financing through a sale (at cost) and operating leaseback transaction. The Company currently leases 662 Academies from approximately 400 investors.

The leases have initial terms expiring as follows:

           YEARS INITIAL LEASE TERMS EXPIRE                 NUMBER OF ACADEMIES
                    1999                                            73
                    2000                                            55
                    2001-2006                                      451
                    2007 and later                                  83
                                                                   ---
                                                                   662
                                                                   ---



The Company has generally been successful when it has sought to renew expiring Academy leases.

In fiscal year 1998, the Company opened one Residential Academy.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is not publicly traded. As of November 24, 1998, Investor owned 90.3% of the Company's common stock, management owned 6.1% and Vestar/LPT Limited Partnership owned 3.6%.

No cash dividends were declared or paid on the common stock during fiscal year 1998 and 1997. The Company's Senior Notes and preferred stock (see Note 3 and
Note 7, respectively, to the Consolidated Financial Statements) contain certain covenants that, among other things, do not permit La Petite to pay cash dividends on its common or preferred stock now or in the immediate future.

 ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS OF DOLLARS)


                                        52 Weeks       52 Weeks      53 Weeks     52 Weeks      52 Weeks
                                         ENDED           ENDED         ENDED       ENDED         ENDED
                                        AUGUST 29,     AUGUST 30,    AUGUST 31,   AUGUST 26,    AUGUST 27,
                                          1998           1997          1996         1995          1994
INCOME STATEMENT DATA
Operating revenue                       $ 314,933     $ 302,766     $ 300,277     $ 279,806     $ 274,195
Operating expenses:
 Salaries, wages and benefits             166,501       159,236       155,046       142,757       135,765
 Facility lease payments                   39,641        39,332        39,587        39,901        38,906
 Depreciation                              13,892        13,825        13,680        13,501        12,535
 Amortization of goodwill and other
  intangibles                               1,884         2,236         2,774         3,712         3,492
 Restructuring charge(a)                                                             11,700
 Recapitalization costs(b)                  8,724
 Other                                     76,258        74,111        78,310        75,981        72,190
                                        ---------     ---------     ---------     ---------     ---------
 Total operating expenses                 306,900       288,740       289,397       287,552       262,888
                                        ---------     ---------     ---------     ---------     ---------
 Operating income(loss)                     8,033        14,026        10,880        (7,746)       11,307
 Interest expense(c)                       14,126         9,245        10,256        11,110        12,665
 Minority interest in net
   income of subsidiary                     2,849         3,693         3,561         2,824         2,452
 Interest income                             (885)         (959)         (903)       (1,063)         (825)
                                        ---------     ---------     ---------     ---------     ---------
 Loss before income taxes
    and extraordimary item                 (8,057)        2,047        (2,034)      (20,617)       (2,985)
 Provision (benefit) for income
    taxes                                    (254)        3,264         1,518        (6,155)          642
                                        ---------     ---------     ---------     ---------     ---------
 Income (loss) before
    extraordinary item                     (7,803)       (1,217)       (3,552)      (14,462)       (3,627)
 Extraordinary item - loss on
    early retirement of debt(d)            (5,525)                       (819)                     (1,610)
                                        ---------     ---------     ---------     ---------     ---------
 Net loss                               $ (13,328)    $  (1,217)    $  (4,371)    $ (14,462)    $  (5,237)
                                        =========     =========     =========     =========     =========
BALANCE SHEET DATA (at end of period)
Total assets                            $ 160,791     $ 171,160     $ 177,133     $ 195,604     $ 204,885
Subordinated debt                                           903         1,590         1,555         1,521
Total debt                                185,727        85,903        86,590        99,186       102,352
Redeemable preferred stock                 25,625        32,521        28,827        25,266        22,442
Stockholders' equity                     (105,701)        3,374         4,787         9,175        23,658

OTHER DATA
EBITDA(e)                               $  32,533     $  30,087     $  27,334     $  21,167     $  27,334
Depreciation and amortization(f)           16,621        16,911        17,704        18,638        18,118
Capital expenditures                       13,637         7,300         8,570         9,101         8,496
Proceeds from sale of assets                2,632           452         2,525         6,145         3,399
Academies at end of period                    736           745           751           786           787
FTE utilization during the period (g)          65%           66%           64%           59%           59%


a) During fiscal year 1995, the Company approved a plan to close 39 Academies located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. Accordingly, the Company recorded an $11.7 million restructuring charge ($7.0 million after tax) to provide for costs associated with the Academy closures and restructuring. The charge included approximately $10.0 million for the present value of rent and real estate taxes for the remaining lease terms. The charge also included restructuring and other costs related to the closures.
b) Recapitalization costs consist principally of transaction bonuses of $1.5 million and payments for the cancellation of options of $7.2 million, both of which were inclusive of payroll taxes.
c) Interest expense includes $0.8 million, $0.9 million, $1.3 million, $1.4 million and $2.1 million of amortization of deferred financing costs and accretion of the discount on the Convertible Debentures for fiscal years 1998, 1997, 1996, 1995 and 1994, respectively.
d) On May 11, 1998, the Company incurred a $5.5 million extraordinary loss related (i) to the retirement of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003 and (iii) the retirement of all the then outstanding exchange debentures. The loss principally reflects interest and the write off of premiums, and related deferred financing costs, net of applicable income tax benefit.
e) EBITDA is defined herein as net income before non-cash restructuring charges, extraordinary items, net interest cost, taxes, depreciation and amortization and is presented because it is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.
f) Depreciation and amortization includes amortization of deferred financing costs and the accretion of the discount on the Convertible Debentures, which are presented in interest expense on the statements of income.
g) FTE Utilization is the ratio of FTE students to the total operating capacity for all of the Company's Academies. FTE attendance is not a measure of the absolute number of students attending the Company's Academies; rather, it is an approximation of the full-time equivalent number of students based on Company estimates and weighted averages. For example, a student attending full-time is equivalent to one FTE, while a student attending one-half of each day is equivalent to 0.5 FTE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this document.

Full-time equivalent (FTE) attendance, as defined by the Company, is not a measure of the absolute number of students attending the Company's Academies, but rather is an approximation of the full-time equivalent number of students based on Company estimates and weighted averages. For example, a student attending full-time is equivalent to one FTE, while a student attending only one-half of each day is equivalent to 0.5 FTE.

1998 COMPARED TO 1997 RESULTS (IN THOUSANDS OF DOLLARS)


                                   52 WEEKS ENDED             52 WEEKS ENDED
                               -----------------------   -----------------------
                               August 29,   Percent of   August 30,   Percent of
                                 1998        Revenue       1997        Revenue
Operating revenue              $314,933       100.0%     $302,766      100.0%
Operating expenses:
 Salaries, wages and benefits   166,501        52.9       159,236       52.6
 Facility lease payments         39,641        12.6        39,332       13.0
 Depreciation                    13,892         4.4        13,825        4.6
 Amortization of goodwill
 and other intangibles            1,884         0.6         2,236        0.7
 Recapitalization costs           8,724         2.8
 Other                           76,258        24.2        74,111       24.5
                               --------        ----      --------       ----
Total operating expenses        306,900        97.4       288,740       95.4
                               --------        ----      --------       ----
Operating income               $  8,033         2.6%     $ 14,026        4.6%
                               ========        ====      ========       ====
EBITDA                         $ 32,533        10.3%     $ 30,087        9.9%
                               ========        ====      ========       ====
Adjusted EBITDA                $ 34,332        l0.9%     $ 30,787       10.2%
                               ========        ====      ========       ====



The results of operations for the Company for the 52 weeks ended August 29, 1998 are consistent and comparable with the 52 weeks ended August 30, 1997. Ten Academies in operation at the end of the fiscal year 1997 were closed and one new Academy was opened prior to the end of fiscal year 1998. As a result, the Company operated 736 Academies at the end of fiscal year 1998, nine less than at the end of fiscal year 1997. The closures resulted principally from management decisions not to renew the leases or contracts of certain Academies.

Operating revenue. During the 52 weeks ended August 29, 1998 as compared to the prior fiscal year, operating revenue increased 4.0%, FTE attendance declined 1.1% and Average Weekly FTE Tuition increased 5.2%. Excluding closed Academies from both years, operating revenue increased 4.7%, FTE attendance declined 0.4% and Average Weekly FTE Tuition increased 5.1%. The decline in FTE attendance reflects, among other things, the Company's continuing focus on preschool-aged children and a reduced emphasis on infant care. In addition, the strong economy reportedly had the effect of increasing summer vacations, which in turn could have negatively impacted Academy attendance. The increase in Average Weekly FTE Tuition was principally due to selective price increases that were put into place in the second quarter of fiscal 1998, based on geographic market conditions and class capacity utilization.

Salaries, wages and benefits. Salaries, wages and benefits increased $7.3 million or 4.6% during the 52 weeks ended August 29, 1998 as compared to the same period in the prior year. The increase was principally due to increased average hourly wage rates as staff hours worked in fiscal year 1998 declined slightly from the prior year. As a percentage of revenue, labor costs were 52.9% for the 52 weeks ended August 29, 1998 as compared to 52.6% during the same period in the prior year.

Recapitalization costs. Recapitalization costs consist principally of transaction bonuses of $1.5 million and payments for the cancellation of options of $7.2 million, both of which were inclusive of payroll taxes.

All other operating costs. Many of the Company's operating costs are relatively fixed and do not decline or increase directly with small changes in attendance. Facility lease expense, depreciation, amortization and other operating costs all declined or remained unchanged as a percentage of revenue during the 52 weeks ended August 29, 1998, as compared to the same period in the prior year. In September 1997, the Company held a special conference to which all Academy Directors were invited at which the Company articulated its future business strategy for the growth of the Company. Total operating expenses for the 52 weeks ended August 29, 1998 include $1.2 million related to this conference.

Operating income and EBITDA. As a result of the foregoing, operating income was $8.0 million for the 52 weeks ended August 29, 1998, as compared to $14.0 million during the same period in the prior year. Earnings before recapitalization costs, extraordinary items, interest, taxes, depreciation and amortization (EBITDA) was $32.5 million for the 52 weeks ended August 29, 1998 as compared to $30.1 million for the same period of fiscal year 1997, an increase of 8.1%. Adjusted EBITDA, defined as EBITDA exclusive of the special conference and of Vestar management and board fees which ceased with the recapitalization, was $34.1 million for the 52 weeks ended August 29, 1998 as compared to $30.8 million for the same period of fiscal year 1997, an increase of 10.7%.

Interest expense. Net interest expense for the 52 weeks ended August 29, 1998 increased $4.1 million from the same period of fiscal year 1997. The increase was mainly due to $1.6 million in fees for bridge loan commitments related to the new debt offerings and increased interest payments related to the 10% Senior Notes and term loan under the Credit Agreement (see Notes to the Consolidated Financial Statements).

Loss on retirement of debt. On May 11, 1998, the Company incurred a $5.5 million extraordinary loss related (i) to the retirement of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003 and (iii) the retirement of all the then outstanding exchange debentures. The loss principally reflects interest and the write off of premiums, and related deferred financing costs, net of applicable income tax benefit.

Income tax rate. After adding back the permanent differences to pretax income, the effective income tax rate for the 52 weeks ended August 29, 1998 was approximately 34%, as compared to approximately 40% for the 52 weeks ended August 30, 1997.

1997 COMPARED TO 1996 ACTUAL RESULTS (IN THOUSANDS OF DOLLARS)


                                  52 WEEKS ENDED            52 WEEKS ENDED
                               ----------------------   ------------------------
                               August 30,  Percent of    August 24,  Percent of
                                 1997        Revenue       1996       Revenue
Operating revenue              $302,766      100.0%      $294,836      100.0%
Operating expenses:
 Salaries, wages and benefits   159,236       52.6        152,234       51.6
 Facility lease payments         39,332       13.0         38,858       13.2
 Depreciation                    13,825        4.6         13,680        4.6
 Amortization of goodwill
  and other intangibles           2,236        0.7          2,773        0.9
 Other                           74,111       24.5         77,139       26.2
                               --------      -----       --------      -----
Total operating expenses        288,740       95.4        284,684       96.6
                               --------      -----       --------      -----
Operating income               $ 14,026        4.6%      $ 10,152        3.4%
                               ========      =====       ========      =====
EBITDA                         $ 30,087        9.9%      $ 26,605        9.0%
                               ========      =====       ========      =====
Adjusted EBITDA                $ 30,787       lO.2%      $ 27,305        9.3%
                               ========      =====       ========      =====



Operating results for fiscal 1996 contained a 'leap week,' or 53 weeks in the year, to catch up with the calendar. The extra week in 1996 added $5.4 million to revenue and $0.7 million to EBITDA and operating income. For comparative purposes, the above table presents the results of the first 52 weeks of fiscal 1996. The following discussion of results is based on the 52 week comparison.

Operating revenue. During the 52 weeks ended August 30, 1997 as compared to the prior fiscal year, operating revenue increased 2.7%, FTE attendance increased 1.6% and Average Weekly FTE Tuition increased 0.9%. Excluding closed Academies from both years, operating revenue increased 4.6%, FTE attendance increased 3.2% and Average Weekly FTE Tuition increased 1.4%. The increase in attendance during fiscal 1997 over fiscal 1996 was attributable to a successful fall enrollment period and retention of the children throughout the year. The increase in the Average Weekly FTE Tuition was principally due to selective increases in tuition rates which took place in the second quarter of fiscal 1996, offset in part by increased discounts implemented at the beginning of fiscal 1997 in connection with the Parent's Partner Plan.

The Company opened three new Academies and closed nine Academies during fiscal 1997. As a result, the Company operated six fewer Academies at the end of fiscal 1997 than at the end of fiscal 1996. Two of the closures were underperforming employer-based centers, one closure was an underperforming residential Academy, and the remaining six closures were due to management decisions not to renew the leases of certain Academies at lease expiration.

Salaries, wages and benefits. Salaries, wages and benefits increased $7.0 million or 4.6% during the 52 weeks ended August 30, 1997, as compared to the same period in the prior year. As a percentage of revenue, labor costs were 52.6% for the 52 weeks ended August 30, 1997 as compared to 51.6% during the same period in the prior year. The increase in labor cost as a percentage of revenue was principally due to staff merit increases effective January 1, 1997 and increased health care benefit costs.

Facility lease expense. Facility lease expense declined as a percentage of revenue by 0.2% during the 52 weeks ended August 30, 1997 as compared to the same period in the prior year. This decrease was primarily due to the closing of 46 Academies at various times during fiscal 1996.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased 19.4% during the 52 weeks ended August 30, 1997, as the intangible asset for an in-place workforce became fully amortized during fiscal 1996.

All other operating costs. Other operating expenses declined as a percentage of revenue by 1.7% to 24.5% for fiscal 1997 as compared to the same period in the prior year. The reduction was primarily due to new management cost controls which reduced insurance, auto, and Academy food and supply costs.

Operating income and EBITDA. As a result of the foregoing, operating income was $14.0 million for the 52 weeks ended August 30, 1997, an increase of $3.9 million or 38.2% from the same period in the prior year. EBITDA was $30.1 million for the 52 weeks ended August 30, 1997 as compared to $26.6 million for the same period in the prior year. Adjusted EBITDA, defined as EBITDA exclusive of Vestar management and board fees which ceased with the recapitalization, was $30.8 million for the 52 weeks ended August 30, 1997 as compared to $27.3 million for the same period of fiscal year 1996, an increase of 12.8%.

Interest expense. Interest expense for the 52 weeks ended August 30, 1997 declined $0.9 million or 8.7% from the same period in the prior year due to prepayment of a term loan facility in May 1996.

Income tax rate. The effective income tax rate, after adding back nondeductible goodwill amortization to pre-tax income, was approximately 40% for both years. State income taxes accounted for the difference between the effective rate and the statutory federal rate.

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

In connection with the Recapitalization, Parent and La Petite entered into the Credit Agreement, consisting of the $40 million Term Loan Facility and the $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility for the Recapitalization. In addition, La Petite has outstanding letters of credit in an aggregate amount equal to $3.4 million and accordingly, $21.6 million remains available for working capital purposes under the Revolving Credit Facility. The borrowings under the Credit Agreement, together with the proceeds from the sale of the Senior Notes and the Equity Investment, were used to consummate the Recapitalization and to pay the related fees and expenses.

The Term Loan Facility is subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentages of the Company's excess cash flow. The Term Loan Facility will terminate on May 11, 2005. The term loan amortizes in an amount equal to $1.0 million in each of the first five years, $10.0 million in the sixth year and $25.0 million in the seventh year. The Revolving Credit Facility will terminate on the same date.

The Company currently has eight new Academies under construction and expects to open approximately 35 new Academies between now and the end of fiscal 1999 and 35 in fiscal 2000. The cost to open a new Academy ranges from $1.0 million to $1.5 million, of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the Academy may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process. In addition, the Company intends to explore other efficient real estate financing transactions in the future.

Purchasers of Academies in sale and leaseback transactions have included insurance companies, bank trust departments, pension funds, real estate investment trusts and individuals. The leases are operating leases and generally have terms of 15 to 20 years with one or two five-year renewal options. Most of these transactions are structured with an annual rental designed to provide the owner/lessor with a cash return on its capitalized cost over the term of the lease. In addition, many of the Company's leases provide for either contingent rentals if the Academy's operating revenue exceeds certain levels or a fixed percentage increase every five years. Although the Company expects sale and leaseback transactions to continue to finance its expansion, no assurance can be given that such funding will always be available.

Total capital expenditures for fiscal 1996, 1997 and 1998 were $8.6 million, $7.3 million and $13.6 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new Academies, to be maintenance capital expenditures. Maintenance capital expenditures for fiscal 1996, 1997 and 1998 were $6.7 million, $7.0 million and $9.2 million, respectively. Maintenance capital expenditures in 1998 included $0.9 million for the installation of a national Academy Document and Management Information Network (ADMIN) personal computer system. All of the ADMIN computers are under 37 month capital leases which provide the Company the flexibility to either purchase the PC's at lease expiration for the then market value or replace the equipment with more modern technology.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses in fiscal 1996, 1997 and 1998 were $9.4 million, $9.2 million and $9.9 million, respectively. Over the past three fiscal years, total expenditures for the maintenance and upkeep of the Company's Academies have averaged approximately $23,000 per Academy each year.

The Company's ability to meet its debt and redeemable preferred stock obligations is dependent on future earnings and cash flows. The Senior Notes and preferred stock contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness or pay cash dividends or certain other restricted payments. As of August 29, 1998, the Company, in compliance with all of the covenants, is not permitted to pay cash dividends on its common or preferred stock.

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

On September 1, 1997, the Federal Minimum Wage increased from $4.75 to $5.15 per hour. This increase did not materially impact the Company's operations.

A sustained recession with high unemployment may have a material adverse effect on the Company's operations. The recession during 1990 and 1991 adversely affected attendance.

MANAGEMENT INFORMATION SYSTEMS AND THE YEAR 2000

The arrival of the year 2000 is not expected to have an adverse impact on the Company's computerized information systems and the cost of compliance is expected to be immaterial. The most important new system for the Company has been the installation of its ADMIN system nationwide. ADMIN was written using a calendar dating system that is not sensitive to the year 2000 issue. For general ledger/financial reporting, accounts payable/disbursements, fixed assets record keeping and purchase order accounting, the Company utilizes software under licensing arrangements for systems that have already been upgraded and are currently year 2000 compliant. The costs of the upgrades were included as part of the annual licensing fees. For payroll processing and human resources information systems, the Company utilizes software under licensing arrangements in which new year 2000 compliant releases are currently available to the Company as part of the annual licensing fees, and are expected to be installed during calendar year 1999. Also, during the spring of 1999, the Company will test all of its smaller applications to insure that any year 2000 issues are corrected on a timely basis.

The Company has not assessed the year 2000 readiness of its major suppliers or third-party funding agencies. Due to the general uncertainty inherent in addressing year 2000 readiness, the most likely worst case year 2000 scenario and the impact it may have on the Company is uncertain. In the event that major suppliers of curriculum material are unable to fulfill purchase orders for supplies, Academy Directors will need to buy necessary supplies from local retailers. This could have adverse cost consequences to the Company, but on the assumption that the banking system continues to function, should not have a material impact on operations. The Company also provides preschool and child care services for children that are funded by various state and local government agencies. In the event that any such agency were unable to timely reimburse the Company for such services, it would have an adverse impact on the Company's cash flow. Such impact is not expected to be material and the Company generally has the option to discontinue providing such services for nonpayment.

OTHER INFORMATION

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On May 11, 1998, the Company entered into a Credit Agreement providing for (a) the Term Loan Facility in aggregate principal amount of $40 million and (b) the Revolving Credit Facility providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $25 million. Borrowings under the Credit Agreement will bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate (LIBOR) plus a percentage based on the Company's financial performance; or (b) a rate equal to the highest of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% and the federal funds effective rate plus 1/2 of 1%, known as the average banking rate (ABR) plus, in each case a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are initially 3.25% for LIBOR loans and 2.25% for ABR loans.

The full amount of the Term Loan Facility was drawn on May 11, 1998. A 1% change in an applicable index rate would result in an increase or decrease in interest expense of $ 400,000 per year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets as of August 29, 1998 and August 30, 1997

         Consolidated Statements of Income for the 52 weeks ended August 29, 1998, 52 weeks ended August 30, 1997 and 53 weeks ended August 31, 1996

         Consolidated Statements of Stockholders' Equity for the 52 weeks ended August 29, 1998, 52 weeks ended August 30, 1997, and 53 weeks ended August 31, 1996

         Consolidated Statements of Cash Flows for the 52 weeks ended August 29, 1998, 52 weeks ended August 30, 1997 and 53 weeks ended August 31, 1996

         Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
   of LPA Holding Corp.

We have audited the accompanying consolidated balance sheets of LPA Holding Corp. and its subsidiary (the Company) as of August 29, 1998 and August 30, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the 52 weeks ended August 29, 1998, the 52 weeks ended August 30, 1997, and the 53 weeks ended August 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LPA Holding Corp. and its subsidiary as of August 29, 1998 and August 30, 1997, and the results of their operations and their cash flows for the 52 weeks ended August 29, 1998, the 52 weeks ended August 30, 1997 and the 53 weeks ended August 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Kansas City, Missouri
October 5, 1998

LPA HOLDING CORP.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                              AUGUST 29,    AUGUST 30,
ASSETS                                          1998           1997
Current assets:
  Cash and equivalents                        $  6,868       $ 23,971
  Restricted cash investments (Note 1)           1,756          2,312
  Accounts and notes receivable, net             7,002          4,976
  Prepaid food and supplies                      5,987          5,954
  Other prepaid expenses                         2,259          3,645
  Refundable income taxes (Note 5)               1,776            559
  Current deferred income taxes (Note 5)         1,124          1,024
                                              --------       --------
     Total current assets                       26,772         42,441

Property and equiment, at cost:
  Land                                           6,120          6,927
  Buildings and leasehold improvements          71,754         64,811
  Equipment                                     18,695         22,529
  Facilities under construction                  2,264            317
                                              --------       --------
                                                98,833         94,584
  Less accumulated depreciation                 37,839         33,460
                                              --------       --------
     Net property and equipment                 60,994         61,124

  Other assets (Note 2)                         64,919         64,187
  Deferred income taxes (Note 5)                 8,106          3,408
                                              --------       --------
                                              $160,791       $171,160
                                              ========       ========

LPA HOLDING CORP.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA) (CONTINUED)
--------------------------------------------------------------------------------

                                                                                                   AUGUST 29,  AUGUST 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                 1998         1997
Current liabilities:
  Overdrafts due banks                                                                            $   2,890    $   2,356
  Accounts payable                                                                                    7,447        6,224
  Current reserve for closed academies                                                                1,595        1,860
  Current maturities of long-term debt and capital lease obligations                                  2,121          122
  Accrued salaries, wages and other payroll costs                                                    10,937       10,717
  Accrued insurance liabilities                                                                       4,043        4,156
  Accrued property and sales taxes                                                                    4,103        4,128
  Accrued interest payable                                                                            4,771          719
  Other current liabilities                                                                           5,572        4,761
                                                                                                  ---------    ---------
   Total current liabilities                                                                         43,479       35,043

Long-term debt and capital lease obligations (Note 3)                                               185,727       85,903
Other long-term liabilities (Note 4)                                                                 11,661       14,319

Minority interest - Series A 12 1/8% cumulative redeemable exchangeable preferred stock ($.01 par value); 2,000,000 shares authorized as of August 30, 1997 and no shares authorized as of August 29, 1998; 800,000 shares issued and outstanding at aggregate liquidation preference of $40.836 as of August 30, 1997, and no shares outstanding as of
  August 29, 1998                                                                                                 32,521

Series A 12% redeemable preferred stock (S.01 par value per share); 30,000 shares authorized, issued and outstanding at aggregate liquidation preference as of
  August 29, 1998 (per share liquidation preference of $1,036.558)                                   25,625

Stockholders' equity:

  10% cumulative convertible preferred stock ($.01 par value per share); 80,000 shares authorized, issued and outstanding as of August 30, 1997, and no shares authorized,
  issued or outstanding as of August 29, 1998                                                                          1

  10% nonconvertible preferred stock ($.01 per value per share); 150,000 shares authorized as of August 30, 1997, and no shares authorized as of August 29, 1998;
  40,036 shares issued and outstanding as of August 30, 1997, and no shares issued or outstanding as of August 29, 1998

  Junior preferred stock ($.01 per value per share); 650,000 authorized as of August 30, 1997, and no shares authorized as of August 29, 1998; 213,750 shares issued and outstanding as of
  August 30, 1997, and no shares issued or outstanding as of August 29, 1998                                           2

  Class A common stock ($.01 par value per share); 1,500,000 shares authorized and 852,160 shares issued and outstanding as of August 30, 1997; and 950,000 shares authorized and
  560,026 shares issued and outstanding as of August 29, 1998                                             6            9

  Class B common stock ($.01 par value per share); 350,000 shares authorized and none issued and outstanding as of August 30, 1997; 20,000 shares authorized, issued and outstanding as of
  August 29, 1998

  Common stock warrants                                                                               5,645

  Additional paid-in capital                                                                                      34,234

  Accumulated deficit                                                                              (111,352)     (30,573)

  Less cost of treasury shares                                                                                      (299)

                                                                                                  ---------    ---------
     Total stockholders' equity:                                                                   (105,701)       3,374
                                                                                                  ---------    ---------
                                                                                                  $ 160,791    $ 171,160
                                                                                                  =========    =========


   See notes to consolidated financial staternents

LPA HOLDING CORP.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                  52 WEEKS ENDED       52 WEEKS ENDED    53 WEEKS ENDED
                                                  AUGUST 29, 1998      AUGUST 30, 1997   AUGUST 31, 1996
Operating revenue                                  $ 314,933            $ 302,766         $ 300,277

Operating expenses:
  Salaries, wages and benefits                       166,501              159,236           155,046
  Facility lease expense                              39,641               39,332            39,587
  Depreciation                                        13,892               13,825            13,680
  Amortization of goodwill and other intangibles       1,884                2,236             2,774
  Recapitalization costs (Note 1)                      8,724
  Other                                               76,258               74,111            78,310
                                                   ---------            ---------         ---------
                                                     306,900              288,740           289,397
                                                   ---------            ---------         ---------
  Operating income                                     8,033               14,026            10,880
                                                   ---------            ---------         ---------
  Interest expense                                    14,126                9,245            1O,256
  Minority interest in net income of subsidiary        2,849                3,693             3,561
  Interest income                                       (885)                (959)             (903)
                                                   ---------            ---------         ---------
     Net interest costs                               16,090               11,979            12,914
                                                   ---------            ---------         ---------
  Income (loss) before income taxes
     and extraordinaory item                          (8,057)               2,047            (2,034)
  Provision (benefit) for income taxes                  (254)               3,264             1,518
                                                   ---------            ---------         ---------
  Loss before extraordinary item                      (7,803)              (1,217)           (3,552)
                                                   ---------            ---------         ---------
  Extraordinary loss on retirement of
   debt, net of applicable income taxes
   of $3,776 and $546 (Note 11)                       (5,525)                                  (819)
                                                   ---------            ---------         ---------
  Net loss                                         $ (13,328)           $  (1,217)        $  (4,371)
                                                   =========            =========         =========



See notes to consolidated financial statements.

LPA HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------


                                        COMMON STOCK
                                    ---------------------
                                      NUMBER                    PREFERRED
                                    OF SHARES      AMOUNT         STOCK       WARRANTS
Balance, August 26, 1995               852,160    $       9    $       3    $

  Dividends on preferred stock
  Repurchase of common stock
  Net loss
                                     ---------    ---------    ---------    ---------
Balance, August 31, 1996               852,160            9            3

  Dividends on preferred stock
  Repurchase of common stock
  Net loss
                                     ---------    ---------    ---------    ---------
Balance, August 30, 1997               852,160            9            3

 10% Cumulative Non Convertible
 Preferred Dividend
 Issuance of common stock              523,985            5
 Repurchase of common stock
 Redemption of preferred stocks                                       (3)
 Redemption of common stock           (769,859)          (8)
 Issuance of Warrants                                                           5,645
 Equity issuance costs
 Cancellation of treasury stock        (26,260)
 Preferred stock dividend (Note 7)
 Net loss
                                     ---------    ---------    ---------    ---------
Balance, August 29, 1998               580,026    $       6    $            $   5,645
                                     =========    =========    =========    =========



                                                                               TOTAL
                                       PAID-IN    ACCUMULATED    TREASURY   STOCKHOLDERS'
                                       CAPITAL     DEFICIT        STOCK        EQUITY
Balance, August 26, 1995             $  32,099    $ (22,850)   $     (86)   $   9,175

  Dividends on preferred stock           1,006       (1,006)                        0
  Repurchase of common stock                                         (17)         (17)
  Net loss                                           (4,371)                   (4,371)
                                     ---------    ---------    ---------    ---------
Balance, August 31, 1996                33,105      (28,227)        (103)       4,787

  Dividends on preferred stock           1,129       (1,129)                        0
  Repurchase of common stock                                        (196)        (196)
  Net loss                                           (1,217)                   (1,217)
                                     ---------    ---------    ---------    ---------

Balance, August 30, 1997                34,234      (30,573)        (299)       3,374

 10% Cumulative Non Convertible
 Preferred Dividend                        848         (848)
 Issuance of common stock               70,120                                 70,125
 Repurchase of common stock                                          (41)         (41)
 Redemption of preferred stocks        (59,271)                               (59,274)
 Redemption of common stock            (45,931)     (57,092)                 (103,031)
 Issuance of Warrants                                                           5,645
 Equity issuance costs                               (7,901)                   (7,901)
 Cancellation of treasury stock                        (340)         340
 Preferred stock dividend (Note 7)                   (1,270)                   (1,270)
 Net loss                                           (13,328)                  (13,328)
                                     ---------    ---------    ---------    ---------
Balance, August 29, 1998             $       0    $(111,352)   $            $(105,701)
                                     =========    =========    =========    =========



See notes to consolidated financial statements

LPA HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                52 WEEKS ENDED    52 WEEKS ENDED     53 WEEKS ENDED
                                                                  AUGUST 29,         AUGUST 30,         AUGUST 31,
                                                                    1998               1997                1996
CASH FLOWS FROM OPERATING ACIIVITIES:
  Net loss                                                        $ (13,328)        $  (1,217)           $  (4,371)
  Adjustments to reconcile net loss to net cash from operating activities
    Noncash portion of extraordinary loss on retirement of debt       3,209                                  1,365
    Depreciation and amortization                                    16,621            16,911               17,704
    Deferred income taxes                                            (4,799)              223                  225
    Minority interest in net income of La Petite Academy, Inc.        2,849             3,693                3,561
    Changes in assets and liabilities:
      Accounts and notes receivable                                  (1,924)           (1,402)                 (72)
      Prepaid expenses and supplies                                   1,353              (980)                 253
      Accrued property and sales taxes                                  (26)             (125)                (699)
      Accrued interest payable                                        4,052               (20)                  81
      Other changes in assets and liabilities, net                     (783)           (2,197)              (2,839)
                                                                  ---------         ---------            ---------
        Net cash from operating activities                            7,224            14,886               15,208
                                                                  ---------         ---------            ---------

CASH FLOWS USED FOR INVESTING ACTIVITIES
  Capital expenditures                                              (13,637)           (7,300)              (8,570)
  Proceeds from sale of assets                                        2,632               452                2,525
                                                                  ---------         ---------            ---------
        Net cash used for investing activities                      (11,005)           (6,848)              (6,045)
                                                                  ---------         ---------            ---------

CASH FLOWS USED FOR FINANCING ACTIVITIES
  Repayment of long-term debt and capital lease obligations        (121,726)             (900)             (12,631)
  Additions to long-term debt                                       185,000
  Deferred financing costs                                           (7,605)                                  (225)
  Retirement of old equity                                         (162,304)
  Proceeds from issuance of common stock net of expenses             62,224
  Proceeds from issuance of preferred stock and warrants             30,000
  Increase (reduction) in bank overdrafts                               533            (2,873)               1,126
  Decrease (increase) in restricted cash investments                    556             6,915                 (941)
                                                                  ---------         ---------            ---------
        Net cash from (used for) financing activities               (13,322)            3,142              (12,671)
                                                                  ---------         ---------            ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (17,103)           11,180               (3,508)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     23,971            12,791               16,299
                                                                  ---------         ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   6,868         $  23,971            $  12,791
                                                                  =========         =========            =========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest (net of amounts capitalized)                         $   9,229         $   8,415            $   8,926
    Income taxes                                                      2,084             5,470                1,031
  Cash received during the period for:
    Interest                                                      $   1,000         $     848            $     903
    Income taxes                                                        207             1,154                  650
  Non cash investing and financing activities:
    Capital lease obligations of $3,170, and $391 were
      incurred during the 52 weeks ended August 29, 1998 and
      August 30, 1997, respectively, when the Company entered
      into leases for new computer equipment



See notes to consolidated financial statements.

LPA HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     On March 17, 1998, LPA Investment LLC (the Investor), a Delaware limited liability company owned by an affiliate of Chase Capital Partners (CCP) and by an entity controlled by Robert E. King, a director of La Petite, and Investment, which was renamed LPA Holding Corp. (Parent), entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of the Investor was merged into Parent (the Recapitalization). In the Recapitalization (i) all of the then outstanding shares of preferred stock and common stock of Investment (other than the shares of common stock retained by Vestar/LPT Limited Partnership and management of La Petite) owned by the existing stockholders of Investment (the Existing Stockholders) were converted into the right to receive cash and (ii) the Existing Stockholders received the cash of La Petite as of the date of the closing of the Recapitalization. As part of the Recapitalization, the Investor purchased $72.5 million (less the value of options retained by management) of common stock of the Parent (representing approximately 74.5% of the common stock of Parent on a fully diluted basis) and $30 million of redeemable preferred stock of Parent (collectively, the Equity Investment). In addition, in connection with the purchase of preferred stock of Parent, the Investor received warrants to purchase up to 6.0% of Parent's common stock on a fully diluted basis (resulting in an aggregate fully diluted ownership of 80.5% of the common stock of Parent). Vestar/LPT Limited Partnership retained common stock of Parent having a value (based on the amount paid by the Investor for its common stock of Parent) of $2.8 million (representing 3.0% of the outstanding common stock of Parent on a fully diluted basis). Management retained common stock of Parent having a value (based on the amount paid by the Investor for its common stock of Parent) of $4.7 million (representing 5.0% of the common stock of Parent on a fully diluted basis) and retained existing options to acquire 3.0% of Parent's fully diluted common stock. In addition, Parent adopted a new stock option plan covering 8.5% of its fully diluted common stock. Accordingly, management owns or has the right to acquire, subject to certain performance requirements, approximately 16.5% of the common stock of Parent on a fully diluted basis. The Equity Investment was used, together with the proceeds of the offering of $145 million of 10% Senior Notes due 2008 and borrowings under a new credit agreement, consisting of a term loan facility of $40 million and a revolving credit facility providing loans of up to $25 million, to finance the Recapitalization, to refinance substantially all of La Petite's outstanding indebtedness and outstanding preferred stock (the Refinancing Transactions) and to pay the fees and expenses relating to the foregoing. These transactions closed on May 11, 1998. Transaction expenses included in operating expenses under the caption "Recapitalization Cost" for this period include approximately $1.5 million in transaction bonuses and $7.2 million for the cancellation of stock options and related taxes.

     Parent, consolidated with La Petite and Services, is referred to herein as the Company.

     The Company offers educational, developmental and child care programs, which are available on a full-time or part-time basis, for children between six weeks and twelve years old. The La Petite Academy schools are located in 35 states and the District of Columbia, primarily in the southern, Atlantic coastal, mid-western and western regions of the United States.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Investment and its wholly-owned subsidiary, La Petite and its wholly-owned subsidiary, Services, after elimination of all significant inter-company accounts and transactions.

     FISCAL YEAR END - The Company has a 52-53 week fiscal year which ends on the last Saturday in August.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECOGNITION OF REVENUES AND PRE-OPENING EXPENSES - The Company operates preschool education and child care Academies. Revenue is recognized as the services are performed. Expenses associated with opening new Academies are charged to expense as incurred.

     DEPRECIATION AND AMORTIZATION - Buildings, furniture and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. For financial reporting purposes, buildings are generally depreciated over 29 to 40 years, furniture and equipment over three to 10 years and leasehold improvements over the term of the related lease or five to 10 years, whichever is less.

     Maintenance and repairs are charged to expense as incurred. The cost of additions and improvements is capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the accounts, and any gain or loss is recognized in the year of disposal, except gains and losses on property and equipment which have been sold and leased back which are recognized over the terms of the related lease agreements.

     RESTRICTED CASH INVESTMENTS - The restricted cash investment balance represents cash deposited in an escrow account as security for the self-insured portion of the Company's workers compensation and automobile insurance coverage.

     EXCESS OF PURCHASE PRICE OVER THE NET ASSETS ACQUIRED - The excess of the purchase price over the fair value of tangible and identifiable intangible assets and liabilities acquired related to the acquisition of La Petite is being amortized over a period of 30 years on the straight-line method.

     DEFERRED FINANCING COSTS - The costs of obtaining financing are included in other assets and are being amortized over the life of the related debt.

     OTHER ASSETS - Other assets include the fair value of identifiable intangible assets acquired in connection with the acquisition of La Petite and are being amortized over periods ranging from two to 10 years on the straight-line method.

     CASH EQUIVALENTS - The Company's cash equivalents consist of commercial paper and money market funds with original maturities of three months or less.

     INCOME TAXES - The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, which requires the Company to establish deferred tax assets and liabilities, as appropriate, for all temporary differences, and to adjust deferred tax balances to reflect changes in tax rates expected to be in effect during the periods the temporary differences reverse. Management has evaluated the recoverability of the deferred income tax asset balances and has determined that the deferred balances will be realized based on future taxable income.

     DISCLOSURES REGARDING FINANCIAL INSTRUMENTS - The carrying values of the Company's financial instruments, with the exception of the Company's Senior Notes and preferred stock, approximate fair value. The estimated fair values of Senior Notes and preferred stock at August 29, 1998 were $140.1 million and $31.1 million, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of the beginning of its 1997 fiscal year. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets. The adoption of this Statement did not have an effect on the Company's consolidated financial statements.

     STOCK-BASED COMPENSATION - The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages rather than requires companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to continue accounting for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company has elected to continue to apply APB Opinion No. 25 and has disclosed the pro forma net income (loss), determined as if the method under SFAS No. 123 had been applied, in Note 12.

     RECLASSIFICATIONS - Certain reclassifications to prior year amounts have been made in order to conform to the current year present.

2.   OTHER ASSETS

                                                    AUGUST 29,         AUGUST 30,
                                                       1998                1997
Intangible assets:
  Excess purchase price over net assets acquired      $ 64,277         $ 64,277
  Curriculum                                             1,497            1,497
  Workforce                                                               3,248
  Accumulated amortization                             (11,784)         (12,714)
                                                      --------         --------
                                                        53,990           56,308

Deferred financing costs                                 7,605           12,752
Accumulated amortization                                  (259)          (8,176)
Other assets                                             3,583            3,303
                                                      --------         --------
                                                      $ 64,919         $ 64,187
                                                      ========         ========

3.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     (IN THOUSANDS OF DOLLARS)


                                                         AUGUST 29,  AUGUST 30,
                                                           1998         1997
Convertible Debentures, 6.5% payable through
June 1, 2011 (a)                                        $            $     850
Senior Notes, 9.625% payable through August 1, 2001                     85,000
Senior Notes, 10.0% due May l5, 2008 (b)                  145,000
Borrowings under credit agreement (c)                      40,000
Capital lease obligations                                   2,848          366
                                                        ---------    ---------
                                                          187,848       86,216
Less unamortized discount                                                 (191)
Less current maturities of long-term debt and capital
  lease obligations                                        (2,121)        (122)
                                                        ---------    ---------
                                                        $ 185,727    $  85,903
                                                        =========    =========


     a) On June 23, 1998, the Convertible Debentures were called and retired at face value.
     b) The Senior Notes mature on May 15, 2008. Interest is payable semi-annually on May 15 and November 15 of each year. Commencing May 15, 2003, the Senior Notes are redeemable at various redemption prices at Parent and La Petite's option. The Senior Notes contain certain covenants that, among other things, limit Parent and La Petite's ability to incur additional debt, transfer or sell assets, and pay cash dividends.
     c) On May 11, 1998, Parent and La Petite entered into an agreement (the Credit Agreement) providing for a term loan facility in the amount of $40.0 million and a revolving credit agreement, for working capital and other general corporate purposes through May 2005, in the amount of $25 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Parent, La Petite and its subsidiaries. Loans under the Credit Agreement will bear an interest rate per annum equal to (at Parent and La Petite's option): (i) a rate equal to an adjusted London inter-bank offered rate (LIBOR) plus a percentage based on La Petite's financial performance or (ii) a rate equal to the higher of Chase's prime rate, a certificate of deposit rate plus 1%, or the Federal Funds rate plus 1/2 of 1% plus in each case a percentage based on La Petite's financial performance. Parent and La Petite are required to pay fees of 0.5% per annum of the unused portion of the Credit Agreement plus letter of credit fees, annual administration fees, and agent arrangement fees. The Credit Agreement will mature in May 2005. The term loan amortizes in an amount equal to $1.0 million in each of the first five years, $10.0 million in the sixth year and $25.0 million in the seventh year.

     Scheduled maturities and mandatory prepayments of long-term debt and capital lease obligations during the five years subsequent to August 29, 1998 are as follows (in thousands of dollars):

                1999                      $  2,121
                2000                         2,170
                2001                         1,557
                2002                         1,000
                2003 and thereafter        181,000
                                          --------
                                          $187,848
                                          ========

4.  OTHER LONG-TERM LIABILITIES
    (in thousands of dollars)


                                                           AUGUST 29,       AUGUST 30,
                                                             1998              1997
    Unfavorable lease, net of accumulated amortization     $  4,848          $ 6,085
    Non-current reserve for closed academies                  3,822            5,609
    Long-term insurance liabilities                           2,991            2,625
                                                           --------          -------
                                                           $ 11,661          $14,319
                                                           ========          =======


    In connection with the acquisition of the Company, an intangible liability for unfavorable operating leases was recorded, which is being amortized over the average remaining life of the leases.

    The reserve for closed academies includes the long-term liability related to leases for Academies which were closed and are no longer operated by the Company.

5.  INCOME TAXES

    The provisions for income taxes recorded in the Consolidated Statements of Income consisted of the following (in thousands of dollars):


                                  52 WEEKS ENDED     52 WEEKS ENDED      53 WEEKS ENDED
                                  AUGUST 29, 1998    AUGUST 30, 1997     AUGUST 31, 1996
Payable Currently:
  Federal                            $(4,231)            $ 2,921            $ 1,481
  State                                 (821)                567                262
                                     -------             -------            -------
    Total                             (5,052)              3,488              1,743
                                     -------             -------            -------
Deferred:
  Federal                              4,018                (187)              (190)
  State                                  780                 (37)               (35)
                                     -------             -------            -------
    Total                              4,798                (224)              (225)
                                     -------             -------            -------
                                     $  (254)            $ 3,264            $ 1,518
                                     =======             =======            =======



    The difference between the provision for income taxes, as reported in the Consolidated Statements of Income, and the provision computed at the statutory Federal rate of 34 percent is due primarily to state income taxes and nondeductible amortization of the excess of purchase price over the net assets acquired of $2.1 million, $2.1 million, and $2.1 million in the 52 weeks ended August 29, 1998, August 30, 1997, and the 53 weeks ended August 31, 1996, respectively.

    Deferred income taxes result from differences between the financial reporting and tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects at August 29, 1998 and August 30, 1997 are estimated as follows (in thousands of dollars):


                                                 AUGUST 29, 1998   AUGUST 30, 1997
Current deferred taxes:
    Accruals not currently deductible                 $ 3,768          $ 3,817
    Supplies                                           (2,411)          (2,386)
    Prepaids and other                                   (233)            (407)
                                                      -------          -------
      Net current deferred tax assets                 $ 1,124          $ 1,024
                                                      =======          =======

Noncurrent deferred taxes:
   Unfavorable leases                                 $ 1,968          $ 2,471
   Insurance reserves                                   1,214            1,067
   Reserve for closed academies                         1,552            2,277
   Other                                                  301              342
   Carryforward of net operating loss                   2,166
   Property and equipment                               1,140           (1,534)
   Long-term debt                                                          (78)
   Intangible assets                                     (235)            (311)
   Deferred financing costs and other                                     (826)
                                                      -------          -------
      Net noncurrent deferred tax assets              $ 8,106          $ 3,408
                                                      =======          =======


    The Company has federal net operating loss carryforwards to offset future taxable income through the tax year 2012. As of August 29, 1998, only the income tax returns for tax years subsequent to 1994 are open to examination.

6.  LEASES

    Academy facilities are leased for terms ranging from 15 to 20 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. Some leases provide for annual increases in the rental payment and many leases require the payment of additional rentals if operating revenue exceeds stated amounts. These additional rentals range from 2% to 10% of operating revenue in excess of the stated amounts and are recorded as rental expense. Vehicles are also rented under various lease agreements, most of which are cancelable within 30 days after a one-year lease obligation. Substantially all Academy and vehicle leases are operating leases. Rental expense for these leases were $46.5 million, $44.9 million, and $45.1 million, for the 52 weeks ended August 29, 1998, 52 weeks ended August 30, 1997, and 53 weeks ended August 31, 1996, respectively. Contingent rental expense of $1.4 million, $1.5 million and $1.2 million were included in rental expense for the 52 weeks ended August 29, 1998, 52 weeks ended August 30, 1997 and 53 weeks ended August 31, 1996, respectively.

    Aggregate minimum future rentals payable under facility leases as of August 29, 1998 were as follows (in thousands of dollars):



     Fiscal year ending:
     1999                              $   37,243
     2000                                  34,572
     2001                                  31,129
     2002                                  25,777
     2003                                  21,477
     2004 and thereafter                   48,672
                                       ----------
                                       $  198,870
                                       ==========

7.  REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY

    As a result of the Recapitalization, the authorized stock of Parent, as of August 29, 1998, consists of:

    (i) 30,000 shares of Series A Redeemable Preferred Stock, $.01 par value, (the preferred stock) all of which were issued and outstanding. The carrying value of the preferred stock is being accreted to its redemption value of $30.0 million on May 11, 2008. The preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at 12.0% are cumulative and if not paid on the June 30 or December 31 semi-annual preferred stock dividend dates are added to the liquidation value. The liquidation value per share as of August 29, 1998 was $1,036.558. The preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent?s option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

    (ii) 950,000 shares of Class A Common Stock, $.01 par value, (the Class A Common Stock) of which 560,026 shares were issued and outstanding as of August 29, 1998.

    (iii) 20,000 shares of Class B Common Stock, $.01 par value, (the Class B Common Stock) of which 20,000 shares were issued and outstanding as of August 29, 1998. The Class B Common Stock votes together with the Class A Common Stock as a single class, with the holder of each share of common stock entitled to cast one vote. The holders of the Class B Common Stock have the exclusive right, voting separately as a class, to elect one member to the Board of Directors of Parent. Each share of the Class B Common Stock is convertible at the option of the holder, at any time, into one share of Class A Common Stock.

    (iv) Warrants to purchase 42,180 shares of Class A Common Stock at a purchase price of $.01 per share any time on or before May 11, 2008. The Warrants were issued in connection with the sale of Series A Redeemable Preferred Stock; the Company recognized a discount on the preferred stock by allocating $5,645,000 to the Warrants representing the fair value of the Warrants when issued.

8.   BENEFIT PLAN

     The Company sponsors a defined contribution plan (the "Plan") for substantially all employees. Until January 1, 1998 eligible participants could make contributions to the Plan from 1% to 20% of their compensation (as defined). The Company also made contributions at the discretion of the Board of Directors. Contribution expense attributable to this Plan was $0.0 million, $0.4 million, and $0.4 million for the 52 weeks ended August 29, 1998, August 30, 1997, and the 53 weeks ended August 31, 1996.

     The Plan is currently under audit by the Internal Revenue Service ("IRS") which has raised several issues concerning the Plan's operation. The Company believes the Plan, as amended, operated pursuant to IRS and Department of Labor regulations, but is no longer accepting contributions.

9.   RELATED PARTY TRANSACTIONS

     MANAGEMENT CONSULTING AGREEMENT - The Company had entered into an agreement for management consulting services (the "Management Consulting Agreement") with Vestar Management Partners ("Vestar") pursuant to which Vestar made available to the Company management consulting, corporate finance and investment advice for which the Company paid an annual fee of $500,000. The agreement was terminated on May 11, 1998.

     TRANSACTIONS WITH CERTAIN FORMER INVESTORS - In 1992, the Company entered into a joint venture with Benesse Corp. ("Benesse"), formerly known as Fukutake Publishing Company, Ltd. The Company agreed in principle to grant to Benesse exclusive rights to develop and operate La Petite Academies in Japan. This agreement expired in March 1998 and was not renewed. The Company was reimbursed for all of its out-of-pocket expenses associated with assisting Benesse with the pilot program. Benesse was a stockholder of Investment and certain former directors of the Company were affiliates of Benesse until May 11, 1998.

10.  CONTINGENCIES

     The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

11.  EXTRAORDINARY LOSS

     On May 11, 1998, the Company incurred a $5.4 million extraordinary loss related (i) to the retirement of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003 and (iii) the retirement of all the then outstanding exchange debentures. The loss principally reflects interest and the write-off of premiums and related deferred financing costs, net of applicable income tax benefit.

12.  STOCK-BASED COMPENSATION

     From time to time, the Board of Directors of Investment in their sole discretion, granted non-qualified stock options, with respect to the common stock of Investment, to key executives of the Company. Options were granted pursuant to an agreement at the time of grant, and typically become exercisable in equal cumulative installments over a five-year period beginning one year after the date of grant. All such options granted expire on the tenth anniversary of the grant date. No market existed for the common stock of Investment, but options were granted at prices that, in the opinion of the Board of Directors, were equal to or greater than the fair value of the stock at the time of grant.

     Effective May 11, 1998, the Board of Directors of LPA Holding Corp adopted the "1998 Stock Option Plan" and a separate "Stock Option Agreement" with the Chief Executive Officer (together the "Plans"). The Plans provide for the granting of Tranche A and Tranche B options to purchase up to 60,074 shares of the Company's common stock. Options to purchase 52,057 shares of the Company's common stock have been granted. Tranche A options were granted at $66.92 per share, which approximates the fair value of a share of common stock of the Company at the date of grant. These options expire ten years from the date of grant and become exercisable ratably over 48 months. Tranche B options were granted at $133.83 per share, expire ten years from the date of grant and are exercisable only in the event of a change in control or a registered public offering of common stock which provides certain minimum returns (as defined).

     Stock option transactions during the past three years have been as follows:


                                                                                                1998 PLANS
                                STOCK OPTIONS ISSUED PRIOR            --------------------------------------------------------------
                                    TO RECAPITALIZATION                       TRANCHE A                         TRANCHE B
                               ------------------------------         --------------------------------------------------------------
                                             WEIGHTED AVG.                          WEIGHTED AVG.                     WEIGHTED AVG.
                                 OPTIONS     OPTION PRICE               OPTIONS     OPTION  PRICE         OPTIONS     OPTION  PRICE
                               ------------------------------         ------------------------------     ---------------------------
OPTIONS OUTSTANDING AT
 AUGUST 26, 1995                  42,294       $ 16.11

  GRANTED                         34,000       $ 18.00
                                  ------       -------

OPTIONS OUTSTANDING AT
  AUGUST 31, 1996                 76,294       $ 16.95

  GRANTED                         11,500       $ 35.00
  CANCELED                        15,500       $ 18.00
                                  ------       -------

OPTIONS OUTSTANDING AT
  AUGUST 30, 1997                 72,294       $ 19.60

  GRANTED                                                               38,852           $ 66.92           13,205       $ 133.83
  EXERCISED                       51,577       $ 19.76
                                  ------       -------                  ------           -------           ------       --------

OPTIONS OUTSTANDING AT
  AUGUST 29, 1998                 20,717       $ 19.19                  38,852           $ 66.92           13,205       $ 133.83
                                  ======       =======                  ======           =======           ======       ========



     The Company accounts for all options in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock options granted.

     Had compensation cost for these options been recognized as prescribed by SFAS No. 123, the Company's income (loss) would have been reduced by (in thousands) $17 in 1998, $19 in 1997 and $17 in 1996. The Company is privately owned and there is no market for its stock. The estimated compensation element is based on the time value of money at the U.S. Treasury rates assuming that the value of the stock will be at least equal to the grant price when fully exercisable. The estimated compensation expense above is assumed to be amortized over the vesting period.

                                        * * * * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and current position held by the persons who are the directors and executive officers of the Company:


Name                                            Age                             Position
----                                            ---                             --------
James R. Kahl................................    57     Chairman of the Board, Chief Executive Officer, President and Director
Rebecca L. Perry.............................    44     Executive Vice President, Operations
David J. Anglewicz...........................    51     Senior Vice President, Facility Services
Phillip M. Kane..............................    51     Senior Vice President, Finance and Chief Financial Officer
Mary Jean Wolf...............................    61     Senior Vice President, Organizational Services
Mitchell J. Blutt, M.D.......................    41     Director
Robert E. King...............................    62     Director
Stephen P. Murray............................    35     Director
Brian J. Richmand............................    44     Director


The business experience during the last five years and other information relating to each executive officer and director of the Company is set forth below.

James R. Kahl became Chairman of the Board in May 1998. Mr. Kahl has been a Director of the Company since September 1993, the Chief Executive Officer of the Company since July 1993 and President since May 1997. Mr. Kahl was an Executive Vice President at Knott's Berry Farm from 1991 to February 1993. From 1988 to 1991, Mr. Kahl was the Senior Vice President, Operations of the Contract Food and Services Division, Health Care and Education Group at the Marriott Corporation in Washington, D.C. From 1982 to 1988, Mr. Kahl held various other executive positions with the Marriott Corporation. Prior to joining the Marriott Corporation, Mr. Kahl held various positions with Arthur Andersen & Co. between 1964 and 1982, including Partner and Managing Partner. He has an M.B.A. from the University of Wisconsin and is a Certified Public Accountant.

Rebecca L. Perry has been Executive Vice President of Operations since May 1997. From July 1993 to May 1997, Ms. Perry was a Senior Vice President and Eastern Operating Officer. From 1988 to June 1993, she was Assistant Vice President of Operations with supervisory responsibility for the operations of the Company in 14 southern and Midwestern states. From 1985 to 1988, she served as Divisional Director of Florida and from 1981 to 1985, she served as Regional Director of Tampa.

David J. Anglewicz has been Senior Vice President, Facility Services since March 1997. From July 1993 to March 1997, Mr. Anglewicz was Executive Vice President-Property Development and Chief Administrative Officer. Mr. Anglewicz has been involved in the development of over 500 of the Academies throughout the United States since he joined the Company in 1985. Mr. Anglewicz has an M.B.A. from the University of Illinois and a B.S. from the Lawrence Technological University.

Phillip M. Kane has been Senior Vice President, Finance and Chief Financial Officer since 1994. From 1989 to 1993, Mr. Kane was the Chief Financial Officer of the U.S. Department of Housing and Urban Development. From 1974 to 1989, Mr. Kane held various financial management positions with Knight-Ridder, including Vice President and Controller. Prior to joining Knight-Ridder, Mr. Kane was associated with Arthur Andersen & Co. Mr. Kane has a B.A. from the University of Miami (Fla.) and is a Certified Public Accountant.

Mary Jean Wolf has been Senior Vice President, Organizational Services since August 1997. From September 1991 to August 1997, Ms. Wolf was an independent consultant specializing in executive transition and other human resources issues. From July 1987 to June 1991, she was a Senior Vice President and Chief Human Resource Officer with Dime Savings Bank of New York, and from September 1978 to December 1985, she was Vice President of Personnel with Trans World Airlines. Ms. Wolf has a B.S. from Drexel University and an M.B.A. from New York University Graduate School of Business.

Mitchell J. Blutt, M.D. has been a Director of the Company since May 1998. Dr. Blutt has been an Executive Partner of CCP since December 1992. From December 1988 to November 1992 he was a General Partner of CCP. Dr. Blutt has a B.A. and a M.D. from the University of Pennsylvania and an M.B.A. from The Wharton School of the University of Pennsylvania. He is a director of the Hanger Orthopedic Group, UtiliMed, Vista Healthcare Asia, Pte., Ltd., Senior Psychology Services Management, Medical Arts Press and Fisher Scientific International, Inc., among others.

Robert E. King has been a Director of the Company since May 1998. Mr. King is Chairman of Salt Creek Ventures, LLC, a company he founded in 1994. Salt Creek Ventures, LLC is an organization specializing in equity investments in software, computer services, transaction processing and other information-based companies. Mr. King has been involved over the past 33 years as a corporate executive and entrepreneur in technology-based companies. From 1983 to 1994, he was President and Chief Executive Officer of The Newtrend Group. Mr. King has participated as a founding investor in five companies. Mr. King has a B.A. from Northwestern University. He serves on the Board of Directors of DeVry, Inc., American Floral Services, Inc., COLLEGIS, Inc. and Premier Systems Integrators, Inc.

Stephen P. Murray became a Director of the Company in May 1998. Mr. Murray has been a General Partner of CCP since June 1994. From November 1988 to June 1994, Mr. Murray was a Principal at CCP. Prior thereto, he was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Mr. Murray has a B.A. from Boston College and an M.B.A. from Columbia Business School. He is a director of The Vitamin Shoppe, Home Products, Inc., Futurecall Telemarketing, American Floral Services, The Cornerstone Group, Medical Arts Press and Regent Lighting Corporation.

Brian J. Richmand became a Director of the Company in May 1998. Mr. Richmand has been a General Partner of CCP since August 1993. From 1986 to August 1993, Mr. Richmand was a partner with the law firm of Kirkland & Ellis. He has a B.S. from The Wharton School of the University of Pennsylvania and a J.D. from Stanford Law School. Mr. Richmand is a director of Transtar Metals, L.L.C., Riverwood International Corp., Qualitech Steel Corporation and Western Pork Production Corporation.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The members of the Board of Directors do not receive compensation for their service on the Board of Directors or any committee thereof but will be reimbursed for their out-of-pocket expenses. The Company may, in the future, have persons who are neither officers of the Company nor affiliated with CCP or the Investor serve on its Board of Directors. Such persons may receive customary compensation for services on the Board of Directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for the 52 weeks ended August 29, 1998 ("1998"), August 30, 1997 ("1997"), and the 53 weeks ended August 31, 1996 ("1996") on behalf of the Company's Chief Executive Officer and the other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the fiscal year:


                           SUMMARY COMPENSATION TABLE
                        COMPENSATION FOR THE PERIOD (1)


                                                         ANNUAL                 LONG-TERM          ALL OTHER
                                                      COMPENSATION            COMPENSATION        COMPENSATION
                                                      ------------            ------------        ------------

                                                                                NUMBER OF
                                                                               SECURITIES
                                                                               UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR     SALARY         BONUS      OPTION/SAR AWARDS
James R. Kahl,                            1998   $ 297,500      $ 143,000        21,780           $  400,000(1)
   Chief Executive Officer & President                                                             1,152,556(2)
                                          1997     280,000        125,000
                                          1996     265,000        142,500        10,000

Rebecca L. Perry,                         1998     172,500         33,000         5,100              150,000(1)
   Executive Vice President, Operations   1997     130,000         60,000         1,000
                                          1996     110,000         40,900         5,000

David J. Anglewicz,                       1998     150,000         26,000         1,575               75,000(1)
   Senior Vice President,                 1997     150,000         15,000
   Facility Services                      1996     142,000         35,000

Phillip M. Kane,                          1998     170,000         31,000         5,100              150,000(1)
   Senior Vice President, Finance and     1997     160,000         28,000         1,000
   Chief Financial Officer                1996     150,000         41,400         5,000

Mary Jean Wolf                            1998     150,000         28,000         3,750               10,000(1)
   Senior Vice President,                 1997       8,654(3)
   Organization Services



(1) Represents Recapitalization bonuses paid to certain members of management by selling shareholders out of sales proceeds. Perquisites and other personal benefits for the fiscal years 1998, 1997 and 1996 paid to the named officers did not, as to any of them, exceed the lesser of $50,000 or 10 percent of the sum of their respective salary and bonus.

(2) Represents reimbursement for tax consequences on the exercise and sale of stock option in accordance with Mr. Kahl's employment contract.

(3) 1997 compensation covers 3 weeks from August 11, 1997 through August 30,
    1997.

The following tables present information relating to grants to executive officers of options to purchase common stock of Company:


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES


                                                                   NUMBER OF
                                                                   SECURITIES
                                                                   UNDERLYING              VALUE OF
                                                                   UNEXERCISED           IN-THE-MONEY
                                                                   OPTIONS/SARS          OPTIONS/SARS
                                                                   AT FY END (#)          AT FY END (5)

                               SHARES ACQUIRED      VALUE          EXERCISABLE/          EXERCISABLE/
        NAME                   ON EXERCISE (#)     REALIZED        UNEXERCISABLE         UNEXERCISABLE
        ----                   ---------------     --------        -------------         -------------
James R. Kahl,                     N/A (1)        $3,137,000      10,295 / 0 (2)        $433,300 / 0
   CEO & President                                            1,127 / 16,898 (3)               0 / 0
                                                                   0 / 3,755 (4)               0 / 0

Rebecca L. Perry,                  N/A (1)           678,000           0 / 0 (2)               0 / 0
   EVP, Operations                                               225 / 3,375 (3)               0 / 0
                                                                   0 / 1,500 (4)               0 / 0

David J. Anglewicz,                                               70 / 1,055 (3)               0 / 0
   SVP, Facility Services                                            0 / 450 (4)               0 / 0


Phillip M. Kane,                   N/A (1)           868,100       4,959 / 0 (2)         208,300 / 0
   SVP, Finance & CFO                                            225 / 3,375 (3)               0 / 0
                                                                   0 / 1,500 (4)               0 / 0

Mary Jean Wolf                                                   141 / 2,109 (3)               0 / 0
   SVP, Org. Services                                              0 / 1,500 (4)               0 / 0



(1) Pursuant to the Recapitalization, certain key executives simultaneously exercised options at various prices and sold the related shares at $133.83 per share (the transaction price).

(2) Also pursuant to the Recapitalization, those options not exercised were retained by the key executives. All of these options became fully exercisable as a result of the Recapitalization.

(3) Effective May 18, 1998 the Board of Directors granted to certain key executives Tranche A options at $66.92 per share, an amount which approximates the fair value of a share of common stock of the Company at the date of the grant. These options become exercisable ratably over forty-eight months and expire ten years from the date of grant.

(4) Effective May 18, 1998 the Board of Directors granted to certain key executives Tranche B options at $133.83 per share. These options are exercisable only in the event of a change in control or a registered public offering of common stock, which provides certain minimum returns (as defined) over the transaction price.

(5) The equity of the Company is not traded and there is no market for pricing the value of the options. "In the Money" calculations are based on the enterprise value from the May 11, 1998 Recapitalization adjusted for the new debt, preferred stock, common shares issued and retired, warrants and options and an adjustment for a control premium related to the Recapitalization.

                               OPTIONS/SAR GRANTS


                           NUMBER OF                                                             POTENTIAL REALIZABLE
                          SECURITIES       % OF TOTAL                                        VALUE (3) AT ASSUMED ANNUAL
                          UNDERLYING      OPTIONS/SAR'S    EXERCISE OR                          RATES OF STOCK PRICE
                         OPTIONS/SAR'S     GRANTED TO       BASE PRICE     EXPIRATION       APPRECIATION FOR OPTION TERM
   NAME                    GRANTED         EMPLOYEES        ($/SHARE)        DATE             5%($)            10% ($)
   ----                  -------------    -------------    -----------     ----------       -----------------------------
FISCAL YEAR 1998

James R. Kahl              18,025 (1)         46%             $ 66.92       May 18, 2008        735,200    1,851,300
                            3,755 (2)         28%             $133.83       May 18, 2008                     134,400
Rebecca L. Perry            3,600 (1)          9%             $ 66.92       May 18, 2008        146,800      369,800
                            1,500 (2)         11%             $133.83       May 18, 2008                      53,700
David J. Anglewicz          1,125 (1)          3%             $ 66.92       May 18, 2008         45,900      115,500
                              450 (2)          3%             $133.83       May 18, 2008                      16,100
Phillip M. Kane             3,600 (1)          9%             $ 66.92       May 18, 2008        146,800      369,800
                            1,500 (2)         11%             $133.83       May 18, 2008                      53,700
Mary Jean Wolf              2,250 (1)          6%             $ 66.92       May 18, 2008         91,800      231,100
                            1,500 (2)         11%             $133.83       May 18, 2008                      53,700




(1)  Tranche A options
(2)  Tranche B options
(3) The potential realizable value of the options granted in fiscal year 1998 to each of these executive officers was calculated by multiplying those options by the excess of (a) the assumed fair value of a share of common stock at the end of the option's ten year term, based on a 5% or 10% annual increase in value from the fair value at date of issue of $66.92 over (b) the base price shown. This calculation does not take into account any taxes or other expenses which might be owed. The assumed fair value at a 5% assumed annual appreciation rate over the 10-year term is $107.71 and such value at a 10% assumed annual appreciation rate over that term is $169.63. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that the common stock will appreciate at these assumed rates or at all.


EMPLOYMENT CONTRACTS

The Company entered into employment agreements, each dated as of the date of the closing of the Transactions (the 'Employment Agreements'), with James R. Kahl, Rebecca L. Perry and Phillip M. Kane. The Employment Agreements provide for Mr. Kahl, Ms. Perry and Mr. Kane to receive a base salary, subject to annual performance adjustments, of $297,500, $172,500 and $170,000, respectively, plus a bonus of up to 180%, 75% and 75%, respectively, of base salary. The terms of the Employment Agreement are as follows: for Mr. Kahl, four years, for Ms. Perry, one year and for Mr. Kane, one year, in each case subject to one year automatic renewals. Each Employment Agreement also provides that the executive is entitled to participate in the health and welfare benefit plans available to the Company's other senior executives. The Employment Agreements provide for severance in the case of a termination without 'cause' or a resignation with 'good reason' (each as defined in the applicable Employment Agreement) in an amount equal to the base salary plus bonus for Mr. Kahl, and in an amount equal to the base salary for Ms. Perry and Mr. Kane. If Mr. Kahl terminates his employment with good reason after a change of control, Mr. Kahl would be entitled to two years' base salary and bonus. The Employment Agreements also contain customary non-disclosure, non-competition and non-solicitation provisions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         See pages 16 to 31 of this Annual Report on Form 10-K for financial statements of LPA Holding Corp. as of August 29, 1998 and August 30, 1997 and for the 52 weeks ended August 29, 1998, and 52 weeks ended August 30, 1997 and 53 weeks ended August 31, 1996.

(a) 2.   Financial Statement Schedules

         The following additional financial data should be read in conjunction with the consolidated financial statements for the 52 weeks ended August 29, 1998, and 52 weeks ended August 30, 1997 and 53 weeks ended August 31, 1996. The condensed financial information of LPA Services, Inc. is not presented do to its immateriality. Other schedules not included with these additional financial statement schedules have been omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

                                    SCHEDULES

         Schedule I - Condensed Financial Statements of Registrants

         Schedule II - Valuation and Qualifying Accounts

(a) 3.   Exhibits

         EXHIBIT
         NUMBER                          DESCRIPTION

         3.1*     Amended and Restated Certificate of Incorporation of LPA
                  Holding Corp.
         3.2*     Certificate of Designations, Preferences and Rights of Series
                  A Redeemable Preferred Stock of LPA Holding Corp.
         3.3*     Bylaws of LPA Holding Corp.
         3.4*     Amended and Restated Certificate of Incorporation of La Petite
                  Academy, Inc.
         3.5*     Bylaws of La Petite Academy, Inc.
         4.1*     Indenture among LPA Holding Corp., La Petite Academy, Inc.,
                  LPA Services, Inc. and PNC Bank, National Association dated as of May 11, 1998
         10.1*    Purchase Agreement among Vestar/LPA Investment Corp., La
                  Petite Academy, Inc., LPA Services, Inc., Chase Securities
                  Inc. and NationsBanc Montgomery Securities LLC dated May 6,
                  1998
         10.2*    Exchange and Registration Rights Agreement among La Petite
                  Academy, Inc., LPA Holding Corp., LPA Services, Inc., Chases
                  Securities Inc., NationsBanc Montgomery Securities LLC dated
                  May 11, 1998
         10.3*    Merger Agreement by and between LPA Investment LLC and
                  Vestar/LPA Investment Corp. dated as of March 17, 1998
         10.5*    Stockholders Agreement among LPA Holding Corp., Vestar/LPT
                  Limited Partnership, LPA Investment LLC and the management stockholders dated as of May 11, 1998
         10.6*    1998 Stock Option Plan and Stock Option Agreement for LPA
                  Holding Corp. dated as of May 18, 1998
         10.7*    Preferred Stock Registration Rights Agreement between LPA
                  Holding Corp. and LPA Investment LLC dated May 11, 1998

         EXHIBIT
         NUMBER                                 DESCRIPTION

         10.8*    Registration Rights Agreement among LPA Holding Corp.,
                  Vestar/LPT Limited Partnership, the stockholders listed
                  therein and LPA Investment LLC, dated May 11, 1998
         10.9*    Employment Agreement among LPA Holding Corp., La Petite
                  Academy, Inc. and James R. Kahl
         10.10*   Employment Agreement among LPA Holding Corp., La Petite
                  Academy, Inc. and Rebecca Perry
         10.11*   Employment Agreement among LPA Holding Corp., La Petite
                  Academy, Inc. and Phillip Kane
         10.12*   Credit Agreement dated as of May 11, 1998 among La Petite
                  Academy, Inc., LPA Holding Corp., Nationsbank, N.A., and The
                  Chase Manhattan Bank
         10.13*   Pledge Agreement among La Petite Academy, Inc., LPA Holding
                  Corp., Subsidiary Pledgors and Nationsbank, N.A. dated as of
                  May 11, 1998
         10.14*   Security Agreement among La Petite Academy, Inc., LPA Holding
                  Corp., Subsidiary Guarantors and Nationsbank, N.A. dated as of
                  May 11, 1998
         10.15*   Parent Guarantee Agreement among LPA Holding Corp. and
                  Nationsbank, N.A. dated as of May 11, 1998
         10.16*   Subsidiary Guarantee Agreement among Subsidiary Guarantor of
                  La Petite Academy, Inc., LPA Services, Inc. and Nationsbank,
                  N.A. dated as of May 11, 1998
         10.17*   Indemnity, Subrogation and Contribution Agreement among La
                  Petite Academy, Inc., LPA Services, Inc., as Guarantor and
                  Nationsbank, N.A. dated as of May 11, 1998
         10.18    James Kahl option agreement
         10.19    1998 Stock Option Plan
         12.1*    Statement regarding computation of ratios
         21.1*    Subsidiaries of Registrant
         23.2*    Consent of Deloitte & Touche LLP
         24.1*    Powers of Attorney (included on the signature page)
         27.1     Financial Data Schedule


         * Incorporated by reference to the Exhibits to La Petite Academy, Inc.'s Registration Statement on Form S-4, Registration No. 333-56239, filed with the Securities and Exchange Commission on June 5, 1998.

(b)      Reports on Form 8-K

         Current Report on Form 8-K filed on July 10, 1997 reporting the merger on June 1, 1997 of La Petite Holdings Corp. with and into La Petite Academy, Inc.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                   AUGUST 29,           AUGUST 30,
BALANCE SHEETS                                                                        1998                1997
ASSETS:
Investment in La Petite Academy, Inc.                                               $ (9,862)            $ 3,466
                                                                                    --------             -------
                                                                                    $ (9,862)            $ 3,466
                                                                                    ========             =======


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Payable to La Petite Academy, Inc.                                                  70,214                  92
                                                                                    --------             -------
    Total current liabilities                                                         70,214                  92

Series A 12% redeemable preferred stock ($.01 par value per share);
  30,000 shares authorized, issued and outstanding at aggregate liquidation preference as of August 29, 1998 (per share liquidation preference of
  $1,036.558)                                                                         25,625

Stockholders' equity:

  10% cumulative convertible preferred stock (S.01 par value per share); 80,000 shares authorized, issued and outstanding as of August 30, 1997, and no shares
  authorized, issued or outstanding as of August 29, 1998                                                      1

  10% nonconvertible preferred stock ($.01 par value per share); 150,000 shares authorized as of August 30, 1997, and no shares authorized as of August 29, 1998; 40,036 shares issued and outstanding as of August 30, 1997, and no shares issued or outstanding as of August 29, 1998

  Junior preferred stock ($.01 par value per share); 650,000 authorized as of
  August 30, 1997, and no shares authorized as of August 29, 1998; 213,750 shares issued and outstanding as of August 30, 1997, and no shares issued or
  outstanding as of August 29, 1998                                                                           2

  Class A common stock ($.01 par value per share); 1,500,000 shares authorized and 852,160 shares issued and outstanding as of August 30, 1997; and 950,000 shares authorized and 560,026 shares issued and outstanding as of August 29,
  1998                                                                                     6                  9

  Class B common stock (S.01 par value per share); 350,000 shares authorized and none issued and outstanding as of August 30, 1997; 20,000 shares authorized, issued and outstanding as of August 29, 1998

  Common stock warrants                                                                5,645

  Additional paid-in capital                                                                             34,234

  Accumulated deficit                                                               (111,352)           (30,573)

  Less cost of treasury shares                                                                             (299)
                                                                                   ---------           --------
                                                                                    (105,701)             3,374
                                                                                   ---------           --------
                                                                                   $  (9,862)          $  3,466
                                                                                   =========           ========



             See notes to consolidated financial statements included
                 in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                           52 WEEKS ENDED     52 WEEKS ENDED       53 WEEKS ENDED
STATEMENTS OF OPERATIONS                                   AUGUST 29, 1998    AUGUST 30, 1997      AUGUST 31, 1996
Minority interest in net income of subsidiary               $  2,849            $  3,693               $  3,561
                                                            --------            --------               --------
  Loss before equity in net incline of subsidiary             (2,849)             (3,693)                (3,561)

Equity in net income (loss) of La Petite Academy, Inc        (10,479)              2,476                   (810)
                                                            --------            --------               --------
  Net loss                                                  $(13,328)           $ (1,217)              $ (4,371)
                                                            ========            ========               ========


             See notes to consolidated financial statements included
                  in Part II of the Annual Report on Form 10-K

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

                                                                    52 WEEKS ENDED    52 WEEKS ENDED    53 WEEKS ENDED
                                                                       AUGUST 29,        AUGUST 30,        AUGUST 31,
STATEMENTS OF CASH FLOWS                                                 1998              1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(13,328)          $ (1,217)       $ (4,371)
Adjustments to reconcile net loss to net cash from operating activities:
  Minority interest in net income of La Petite Academy, Inc.              2,849              3,693           3,561
  Equity in net income (loss) of La Petite Academy, Inc                  10,479             (2,476)            810
                                                                       --------           --------        --------
       Net cash from operating activities                              $      0           $      0        $      0
                                                                       ========           ========        ========


             See notes to consolidated financial statements included
                  in Part II of the Annual Report on Form 10-K

LPA HOLDING CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                              BALANCE AT           CHARGED TO                     BALANCE AT
                                              AUGUST 30,           COSTS AND                      AUGUST 29,
 DESCRIPTION                                     1997               EXPENSES      WRITE-OFFS        1998
 Allowance for doubtful accounts                 $  83                $ 1,717       $ 1,604         $ 196
                                                 -----                -------       -------         -----


                                              BALANCE AT           CHARGED TO                     BALANCE AT
                                              AUGUST 31,           COSTS AND                      AUGUST 30,
 DESCRIPTION                                     1996               EXPENSES      WRITE-OFFS         1997

 Allowance for doubtful accounts                 $  82               $ 1,475        $ 1,474         $  83
                                                 -----               -------        -------         -----


                                              BALANCE AT           CHARGED TO                     BALANCE AT
                                              AUGUST 26,           COSTS AND                      AUGUST 31,
 DESCRIPTION                                     1995               EXPENSES      WRITE-OFFS         1996

 Allowance for doubtful accounts (a)             $ 722               $ 1,109       $ 1,749         $  82
                                                 -----               -------       -------         -----


(a) During the fourth quarter of fiscal 1996, the company performed an audit of its third party receivable balances and wrote off substantially all of its uncollectible accounts. In addition, the Company implemented new procedures and controls to ensure write-offs are recorded on a timely basis.

                                                                     (continued)

LPA HOLDING CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

RESERVE FOR CLOSED ACADEMIES


                                            BALANCE AT       CHARGED TO                  BALANCE AT
                                            AUGUST 30,       COSTS AND     CHARGED TO    AUGUST 29,
DESCRIPTION                                    1997           EXPENSES       RESERVE        1998
Reserve for Closed Academies                $  7,469           $            $ 2,052        $ 5,417
                                            --------           -------      -------        -------



                                            BALANCE AT       CHARGED TO                  BALANCE AT
                                            AUGUST 31,       COSTS AND     CHARGED TO    AUGUST 30,
DESCRIPTION                                    1996           EXPENSES       RESERVE       1997
Reserve for Closed Academies                $ 10,893           $            $ 3,424        $ 7,469
                                            --------           -------      -------        -------



                                            BALANCE AT       CHARGED TO                  BALANCE AT
                                            AUGUST 26,       COSTS AND     CHARGED TO    AUGUST 31,
DESCRIPTION                                    1995           EXPENSES       RESERVE       1996
Reserve for Closed Academies                $ 13,711           $            $ 2,818        $10,893
                                            --------           -------      -------        -------




                                                                     (concluded)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 1998.



                                        LPA Holding Corp.
                                        /s/ James R. Kahl
                                        ----------------------------------------
                                        By:    James R. Kahl
                                        Chairman of the Board, Chief Executive
                                          Officer, President and Director and
                                          duly Authorized representative of the
                                          registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on November 24, 1998.

/s/  James R. Kahl                              /s/  Stephen P. Murray
-----------------------------------------       --------------------------------
By:  James R. Kahl                              By: Stephen P. Murray
Chairman of the Board, Chief Executive          Director
   Officer, President and Director

/s/  Mitchell J. Blutt, M.D.                    /s/  Brian J. Richmand
-----------------------------------------       --------------------------------
By:  Mitchell J. Blutt, M.D.                    By:  Brian J. Richmand
Director                                        Director

/s/  Robert E. King
-----------------------------------------
By:  Robert E. King
Director

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 1998.

                                         La Petite Academy, Inc.

                                         /s/  Phillip M. Kane
                                         ---------------------------------------
                                         By:  Phillip M. Kane
                                         Senior Vice President, Chief Financial
                                         Officer and duly authorized
                                         representative of the registrant

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 1998.

                                        LPA Services, Inc.

                                        /s/  Phillip M. Kane
                                         ---------------------------------------
                                        By:  Phillip M. Kane
                                        Vice President of Finance, Chief
                                        Financial Officer and duly authorized
                                        representative of the registrant