Form 10-Q
period 1998-12-19
LPA HOLDING CORP; LA PETITE ACADEMY INC; LPA SERVICES INC
filed 1999-01-29
CIK 1062774, 901116, 1062776

                                  FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 19, 1998 Commission File No.333-56239-01

                              LPA HOLDING CORP.
           (exact name of registrant as specified in its charter)

                     SEE TABLE OF ADDITIONAL REGISTRANTS


Delaware                                 48-1144353
(state or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

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

                            Yes   X     No
                                -----      -----


As of January 29, 1999, LPA Holding Corp. had outstanding 560,026 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of January 29, 1999, each of the additional registrants had the number of outstanding shares which is shown on the table below.

                           ADDITIONAL REGISTRANTS

                                                                           Number of Shares
                         Jurisdiction of  Commission    IRS Employer         of Common
Name                     Incorporation    File Number  Identification No.  Stock Outstanding
-----------------------  ---------------  -----------  ------------------  ----------------------
La Petite Academy, Inc.  Delaware         333-56239    43-1243221          1,000 shares of Common
                                                                           Stock (par value,
                                                                           $.01 per share)

LPA Services, Inc.       Delaware         333-56239-02 74-2849053          1,000 shares of Common
                                                                           Stock (par value, $.01
                                                                           per share)

LPA HOLDING CORP.

INDEX
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

   Consolidated Balance Sheets                                           4-5

   Consolidated Statements of Income                                      6

   Consolidated Statements of Cash Flows                                  7

   Notes to Consolidated Financial Statements                           8-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                10-13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      13


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             14

ITEM 5.  OTHER INFORMATION                                               14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                14

SIGNATURES                                                             15-17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
16 WEEKS ENDED DECEMBER 19, 1998
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

ASSETS                                       DECEMBER 19,             AUGUST 29,
                                                1998                     1998
Current assets:
   Cash and cash equivalents                 $  5,397                 $  6,868
   Restricted cash investments                  1,850                    1,756
   Accounts and notes receivable, net           6,085                    7,002
   Prepaid supplies                             6,285                    5,987
   Other prepaid expenses                       2,318                    2,259
   Refundable income taxes                         24                    1,776
   Current deferred income taxes                  794                    1,124
                                             --------                 --------
     Total current assets                      22,753                   26,772
Property and equipment, at cost:
   Land                                         6,120                    6,120
   Buildings and leasehold improvements        72,385                   71,754
   Equipment                                   19,117                   18,695
   Facilities under construction                6,788                    2,264
                                             --------                 --------
                                              104,410                   98,833
   Less accumulated depreciation               41,930                   37,839
                                             --------                 --------
     Net property and equipment                62,480                   60,994
Other assets (Note 3)                          63,346                   64,919
Deferred income taxes                           8,927                    8,106
                                             --------                 --------
                                             $157,506                 $160,791
                                             ========                 ========

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
16 WEEKS ENDED DECEMBER 19, 1998
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA) (CONTINUED)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                DECEMBER 19,                AUGUST 29,
                                                                                       1998                       1998
Current liabilities:
   Overdrafts due banks                                                            $   4,731                   $   2,890
   Accounts payable                                                                    6,507                       7,447
   Current reserve for closed academies                                                1,557                       1,595
   Current maturities of long-term debt and capital lease obligations                  6,121                       2,121
   Accrued salaries, wages and other payroll costs                                    11,642                      10,937
   Accrued insurance liabilities                                                       4,110                       4,043
   Accrued property and sales taxes                                                    3,530                       4,103
   Accrued interest payable                                                            1,725                       4,771
   Other current liabilities                                                           2,716                       5,572
                                                                                   ---------                   ---------
     Total current liabilities                                                        42,639                      43,479

Long-term debt and capital lease obligations (Note 4)                                185,150                     185,727
Other long-term liabilities (Note 5)                                                  11,320                      11,661

Series A 12% redeemable preferred stock ($.01 par value per share);
   30,000 shares authorized, issued and outstanding at aggregate liquidation          26,913                      25,625
   preference of $1,036.558 as of August 29, 1998, and $1,073.688 as of December
   19, 1998

Stockholders' equity:
   Class A common stock ($.01 par value per share); 950,000 shares authorized              6                           6
   and 560,026 shares issued and outstanding as of August 29, 1998 and December
   19, 1998
   Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of August 29, 1998 and December 19, 1998
   Common  stock warrants                                                              5,645                       5,645
   Accumulated deficit                                                              (114,167)                   (111,352)
                                                                                   ---------                   ---------
     Total stockholders' equity:                                                    (108,516)                   (105,701)
                                                                                   ---------                   ---------
                                                                                   $ 157,506                   $ 160,791
                                                                                   =========                   =========

See notes to consolidated financial statements.


LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF INCOME
16 WEEKS ENDED DECEMBER 19, 1998
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

                                                            16 WEEKS ENDED
                                                 ==============================
                                                 DECEMBER 19,      DECEMBER 20,
                                                     1998              1997
Operating revenue                                  $98,789             $95,890
Operating expenses:
   Salaries, wages and benefits                     52,400              50,388
   Facility lease expense                           12,319              12,199
   Depreciation                                      4,193               4,000
   Amortization of goodwill and other
    intangibles                                        336                 688
   Other                                            25,757              24,608
                                                   -------             -------
                                                    95,005              91,883
                                                   -------             -------
Operating income                                     3,784               4,007
                                                   -------             -------
Interest expense                                     5,931               2,848
Minority interest in net income of subsidiary                            1,228
Interest income                                       (129)               (335)
                                                   -------             -------
   Net interest costs                                5,802               3,741
                                                   -------             -------

Income (loss) before income taxes                   (2,018)                266
Provision (benefit) for income taxes                  (491)                989
                                                   -------             -------
Net loss                                           $(1,527)            $  (723)
                                                   =======             =======

See notes to consolidated financial statements.

LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
16 WEEKS ENDED DECEMBER 19, 1998
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

                                                    DECEMBER 19,    DECEMBER 20,
CASH FLOWS FROM OPERATING ACTIVITIES:                   1998            1997
  Net loss                                          $(1,527)        $  (723)
  Adjustments to reconcile net loss to net
    cash from (used for) operating activities
    Depreciation and amortization                     4,788           4,948
    Deferred income taxes                              (491)           (918)
    Minority interest in net income of
      La Petite Academy, Inc.                                         1,228
    Changes in assets and liabilities:
      Account and notes receivable                      817             205
      Prepaid expenses and supplies                    (358)            978
      Accrued property and sales taxes                 (573)           (699)
      Accrued interest payable                       (3,046)          2,510
      Other changes in assets and liabilities, net   (1,265)         (1,642)
                                                    -------         -------
        Net cash from (used for) operating
          activities                                 (1,655)          5,887
                                                    -------         -------
CASH FLOWS USED FOR INVESTING ACTIVITIES
   Capital expenditures                              (8,009)         (2,442)
   Proceeds from sale of assets                       3,022             202
                                                    -------         -------
        Net cash used for investing activities       (4,987)         (2,240)
                                                    -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt and capital
     lease obligations                                 (577)            (65)
   Borrowings under the Revolving Credit Agreement    4,000
   Increase in bank overdrafts                        1,842              52
   Decrease (increase) in restricted
     cash investments                                  (94)              37
                                                    -------         -------
        Net cash from  financing activities           5,171              24
                                                    -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        (1,471)          3,671
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      6,868          23,971
                                                    -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 5,397         $27,642
                                                    =======         =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest (net of amounts capitalized)          $ 8,718         $    79
     Income taxes                                        45           1,105
   Cash received during the period for:
     Interest                                       $   103         $   333
     Income taxes                                     1,756             198
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Capital lease obligations of $929,000 were
     incurred during the 16 weeks ended
     December 20, 1997, when the Company
     entered into leases for new computer
     equipment.

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

   On March 17, 1998, LPA Investment LLC (the Investor), a Delaware limited liability company owned by an affiliate of Chase Capital Partners (CCP) and by an entity controlled by Robert E. King, a director of La Petite, and Investment, which was renamed LPA Holding Corp. (Parent), entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of the Investor was merged into Parent (the Recapitalization). In the Recapitalization (i) all of the then outstanding shares of preferred stock and common stock of Investment (other than the shares of common stock retained by Vestar/LPT Limited Partnership and management of La Petite) owned by the existing stockholders of Investment (the Existing Stockholders) were converted into the right to receive cash and (ii) the Existing Stockholders received the cash of La Petite as of the date of the closing of the Recapitalization. As part of the Recapitalization, the Investor purchased $72.5 million (less the value of options retained by management) of common stock of the Parent (representing approximately 74.5% of the common stock of Parent on a fully diluted basis) and $30 million of redeemable preferred stock of Parent (collectively, the Equity Investment). In addition, in connection with the purchase of preferred stock of Parent, the Investor received warrants to purchase up to 6.0% of Parent's common stock on a fully diluted basis (resulting in an aggregate fully diluted ownership of 80.5% of the common stock of Parent). The Recapitalization was completed May 11, 1998.

   Parent, consolidated with La Petite and Services, is referred to herein as the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Interim Financial Reporting - The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report of La Petite on Form 10-K for the fiscal year ended August 29, 1998.

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


3.  OTHER ASSETS
    (in thousands of dollars)

                                                                 DECEMBER 19,      AUGUST 29,
                                                                     1998            1998
    Intangible assets:
    Excess purchase price over net assets acquired              $  64,277        $  64,277
    Curriculum                                                      1,497            1,497
    Accumulated amortization                                      (12,498)         (11,784)
                                                                ---------        ---------
                                                                   53,276           53,990
    Deferred financing costs                                        7,605            7,605
    Accumulated amortization                                         (518)            (259)
    Other assets                                                    2,983            3,583
                                                                ---------        ---------
                                                                $  63,346        $  64,919
                                                                =========        =========

4.  LONG-TERM  DEBT AND CAPITAL LEASE OBLIGATIONS
    (in thousands of dollars)

                                                                 DECEMBER 19,      AUGUST 29,
                                                                     1998            1998
    Senior Notes, 10.0% due May 15, 2008                        $ 145,000        $ 145,000
    Borrowings under credit agreement                              43,750           40,000
    Capital lease obligations                                       2,521            2,848
                                                                =========        =========
                                                                  191,271          187,848
    Less current maturities of long-term debt and capital
    lease obligations                                              (6,121)          (2,121)
                                                                ---------        ---------
                                                                $ 185,150        $ 185,727
                                                                =========        =========

5.  OTHER LONG-TERM LIABILITIES
    (in thousands of dollars)
                                                                 DECEMBER 19,      AUGUST 29,
                                                                     1998            1998

    Unfavorable lease, net of accumulated amortization            $ 4,467          $ 4,848
    Non-current reserve for closed academies                        3,252            3,822
    Long-term insurance liabilities                                 3,601            2,991
                                                                ---------        ---------
                                                                  $11,320          $11,661
                                                                =========        =========

6. COMMITMENTS AND CONTINGENCIES

   The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================

RESULTS OF OPERATIONS

The Company's operating results for the comparative 16 weeks ended December 19, 1998 were as follows:

                                                           16 WEEKS ENDED
                                    ===========================================================
                                                      (IN THOUSANDS OF DOLLARS)
                                    DECEMBER 19,     PERCENT OF       DECEMBER 20,   PERCENT OF
                                        1998          REVENUE             1997        REVENUE

Operating revenue                       $98,789           100.0%         $95,890        100.0%
Operating expenses:
Salaries, wages and benefits             52,400            53.0           50,388         52.5
Facility lease payments                  12,319            12.5           12,199         12.7
Depreciation                              4,193             4.2            4,000          4.2
Amortization of goodwill
and other intangibles                       336             0.3              688          0.7
Other                                    25,757            26.1           24,608         25.7
                                        -------           -----          -------        -----
Total operating expenses                 95,005            96.2           91,883         95.8
                                        -------           -----          -------        -----
Operating income                        $ 3,784             3.8%         $ 4,007          4.2%
                                        =======           =====          =======        =====
EBITDA                                  $ 8,313             8.4%         $ 8,695          9.1%
                                        =======           =====          =======        =====

The Company's operating results for the 16 weeks ended December 19, 1998 are consistent and comparable with the 16 weeks ended December 20, 1997.

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

Ten Academies in operation at the end of the first quarter of fiscal year 1998 were closed prior to the end of the first quarter of fiscal year 1999. Three new Academies were opened during this same period. As a result, the Company operated 737 Academies at the end of the first quarter of fiscal year 1999, seven less than at the end of the same quarter of fiscal year 1998. The closures resulted from management decisions to not renew the leases of certain Academies at lease expiration.

Operating revenue increased 3.0% during the 16 weeks ended December 19, 1998. Excluding closed Academies from both years, operating revenue increased 3.8%, full time equivalent (FTE) attendance decreased 0.5% and average weekly FTE tuition increased 4.3% during the 16 weeks ended December 19, 1998. The increase in average weekly FTE tuition was principally due to selective price increases which were put into place in the second quarter of fiscal year 1998, based on geographic market conditions and class capacity utilization.

Salaries, wages, and benefits increased $2.0 million or 4.0% during the 16 weeks ended December 19, 1998 as compared to the same periods of fiscal year 1998. The increase was principally due to increased average hourly wage rates as staff hours worked was relatively unchanged from the same periods of fiscal year 1998. As a percentage of revenue, labor costs were 53.0% for the 16 weeks ended December 19, 1998 as compared to 52.5% during the same period of fiscal year 1998.

Many of the Company's operating costs are relatively fixed and do not decline or increase directly with small changes in attendance. Facility lease expense, depreciation, and amortization all declined or remained unchanged as a percentage of revenue during the 16 weeks ended December 19, 1998 as compared to the same period of fiscal year 1998. The decrease in amortization of goodwill and other intangible assets was due to a portion of the intangible assets becoming fully amortized prior to the first quarter of fiscal year 1999. The increase in other costs was principally due to $0.7 million in additional spending for the fall marketing program, the benefits of which have not yet been fully realized.

As a result of the foregoing, operating income for the 16 weeks ended December 19, 1998 was $3.8 million as compared to operating income of $4.0 million during the same period of fiscal year 1998. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $8.3 million for the 16 weeks ended December 19, 1998 as compared to $8.8 million for the same period of fiscal year 1998.

Interest expense for the 16 weeks ended December 19, 1998 increased $2.1 million from the same period of fiscal year 1998. The increase was mainly due to increased interest payments related to the issuance of $145.0 million of 10% Senior Notes and a $40.0 term loan facility under the Credit Agreement which occurred as part of the Recapitalization (see Notes to the Consolidated Financial Statements).

After adding back to pre-tax income the permanent differences, the effective income tax rate for the 16 weeks ended December 19, 1998 was approximately 40.0%, unchanged from the first quarter of fiscal year 1998.

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

In connection with the Recapitalization, Parent and La Petite entered into the Credit Agreement, consisting of the $40 million Term Loan Facility and the $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility of the Recapitalization. The borrowings under the Credit Agreement, together with the proceeds from the sale of the Senior Notes and the Equity Investment, were used to consummate the Recapitalization and to pay the related fees and expenses. In addition, La Petite has outstanding letters of credit in an aggregate amount equal to $3.4 million and $17.6 million remains available for working capital purposes under the Revolving Credit Facility.

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

The Company opened two Academies during the first quarter, has seven new Academies under construction and expects to open approximately 32 new Academies between now and the end of fiscal 1999 and 35 in fiscal 2000. The cost to open a new Academy ranges from $1.0 million to $1.5 million, of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the Academy may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process. In addition, the Company intends to explore other efficient real estate financing transactions in the future.

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

Total capital expenditures for fiscal 1996, 1997, 1998 and for the 16 weeks ended December 19, 1998 were $8.6 million, $7.3 million, $13.6 million and $8.0 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new Academies, to be maintenance capital expenditures. Maintenance capital expenditures for fiscal 1996, 1997, 1998 and for the 16 weeks ended December 19, 1998 were $6.7
million, $7.0 million, $9.2 million and $1.2 million, respectively.   For
fiscal 1999, the Company expects total maintenance capital expenditures to be approximately $9.7 million.

As of December 19, 1998 the Company had $6.4 million invested in new Academy development in excess of amounts received to date as proceeds from sale and leaseback transactions. As of December 19, 1998 the Company had drawn $4.0 million on the Revolving Credit Facility to temporarily fund this investment. At the end of the first quarter $17.6 million remained available under the Revolving Credit Facility.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses in fiscal 1996, 1997, 1998 and for the 16 weeks ended December 19, 1998 were $9.4 million, $9.2 million, $9.9 million and $3.2 million, respectively. Over the past three fiscal years, total expenditures for the maintenance and upkeep of the Company's Academies have averaged approximately $23,000 per Academy each year.

INFLATION AND GENERAL ECONOMIC CONDITIONS

The Company has historically been able to increase tuition to offset increases in its costs. During the past two years, a period of low inflation, the Company implemented selective increases in tuition rates, based on geographic market conditions and class capacity utilization. The Company did not experience a material decline in attendance as a result of these increases.

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

The Company has not assessed the year 2000 readiness of its major suppliers or third-party funding agencies. Due to the general uncertainty inherent in addressing year 2000 readiness, the most likely worst case year 2000 scenario and the impact it may have on the Company is uncertain. In the event that major suppliers of curriculum material are unable to fulfill purchase orders for supplies, Academy Directors will need to buy necessary supplies from local retailers. This could have adverse cost consequences to the Company, but on the assumption that the banking system continues to function, should not have a material impact on operations. The Company also provides preschool and child-care services for children that are funded by various state and local
government agencies.   In the event that any such agency were unable to timely
reimburse the Company for such services, it would have an adverse impact on the Company's cash flow. Such impact is not expected to be material and the Company generally has the option to discontinue providing such services for nonpayment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 19, 1998 borrowings under the Term Loan Facility were $ 39.8 million and borrowings under the Revolving Credit Facility were $4.0 million.
A 1% change in an applicable index rate would result in an increase or decrease in interest expense of $0.4 million per year.


                                       ******

PART II - OTHER INFORMATION
================================================================================

ITEM 1.  LEGAL PROCEEDINGS.

The Company has litigation pending which arose in the ordinary course of business. In management's opinion, none of such litigation in which the Company is currently involved will result in liabilities that will have a material adverse effect on its financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits required by Item 601 of Regulation S-K:

     1.  Exhibit 27 - Financial Data Schedule

b.   Reports on Form 8-K:

     None

SIGNATURE
================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LPA HOLDING CORP.

Dated January 29, 1999               /s/ James R. Kahl
                                     -------------------------------------------
                                     By:  James R. Kahl

                                     President, Chief Executive Officer and duly authorized representative of the registrant

SIGNATURE
================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LA PETITE ACADEMY, INC.

Dated January 29, 1999            /s/ Phillip M. Kane
                                  ----------------------------------------------
                                  By:  Phillip M. Kane

                                  Senior Vice President, Chief Financial Officer and duly authorized representative of the registrant

SIGNATURE
================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LPA SERVICES, INC.

Dated January 29, 1999        /s/ Phillip M. Kane
                              --------------------------------------------------
                              By:  Phillip M. Kane

                              Vice President of Finance, Chief Financial Officer and duly authorized representative of the registrant