Form 10-Q
period 1999-03-13
LPA HOLDING CORP; LA PETITE ACADEMY INC; LPA SERVICES INC
filed 1999-04-12
CIK 1062774, 901116, 1062776

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 13, 1999   Commission File No. 333-56239-01

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

                     Yes   X             No
                          ---                ---


As of April 9, 1999, LPA Holding Corp. had outstanding 560,026 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of April 9, 1999, each of the additional registrants had the number of outstanding shares which is shown on the table below.

                             ADDITIONAL REGISTRANTS

                                                                                    Number of Shares
                          Jurisdiction of   Commission          IRS Employer            of Common
Name                       Incorporation    File Number       Identification No.    Stock Outstanding
----                      --------------    -----------       ------------------    -----------------
La Petite Academy, Inc.   Delaware          333-56239         43-1243221            1,000 shares of Common
                                                                                    Stock (par value, $.01 per share)

LPA Services, Inc.        Delaware          333-56239-02      74-2849053            1,000 shares of Common
                                                                                    Stock (par value, $.01 per share)

LPA HOLDING CORP.

INDEX

PART I.  FINANCIAL INFORMATION
                                                                      PAGE
                                                                      ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Consolidated Balance Sheets                                       4-5

    Consolidated Statements of Income                                  6

    Consolidated Statements of Cash Flows                              7

    Notes to Consolidated Financial Statements                        8-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10-13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   13-14


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                            15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          15

ITEM 5.  OTHER INFORMATION                                            15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             15

SIGNATURES                                                            16-18

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
28 WEEKS ENDED MARCH 13, 1999
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

ASSETS                                        March 13,    August 29,
                                               1999         1998
Current assets:
    Cash and cash equivalents                $  3,469      $  6,868
    Restricted cash investments                 1,956         1,756
    Accounts and notes receivable, net          6,091         7,002
    Prepaid supplies                            6,799         5,987
    Other prepaid expenses                      3,153         2,259
    Refundable income taxes                                   1,776
    Current deferred income taxes                 489         1,124
                                             --------      --------
         Total current assets                  21,957        26,772

Property and equipment, at cost:
    Land                                        6,120         6,120
    Buildings and leasehold improvements       74,252        71,754
    Equipment                                  19,476        18,695
    Land and facilities under construction     10,823         2,264
                                             --------      --------
                                              110,671        98,833
    Less accumulated depreciation              44,686        37,839
                                             --------      --------
         Net property and equipment            65,985        60,994

Other assets (Note 3)                          62,481        64,919
Deferred income taxes                           8,877         8,106
                                             --------      --------
                                             $159,300      $160,791
                                             ========      ========

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
28 WEEKS ENDED MARCH 13, 1999
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA) (CONTINUED)


LIABILITIES AND STOCKHOLDERS' EQUITY                                         March 13,    August 29,
                                                                               1999         1998
Current liabilities:
    Overdrafts due banks                                                    $   4,278    $   2,890
    Accounts payable                                                            5,910        7,447
    Current reserve for closed academies                                        1,557        1,595
    Current maturities of long-term debt and capital lease obligations          7,121        2,121
    Accrued salaries, wages and other payroll costs                            11,754       10,937
    Accrued insurance liabilities                                               3,946        4,043
    Accrued property and sales taxes                                            2,864        4,103
    Accrued interest payable                                                    5,108        4,771
    Other current liabilities                                                   2,443        5,572
                                                                            ---------    ---------
         Total current liabilities                                             44,981       43,479

Long-term debt and capital lease obligations (Note 4)                         184,639      185,727
Other long-term liabilities (Note 5)                                           11,194       11,661

Series A 12% redeemable preferred stock ($.01 par value per share);
    30,000 shares authorized, issued and outstanding at aggregate              27,934       25,625
    liquidation preference of $1,036.558 as of August 29, 1998, and
    $1,103.388 as of March 13, 1999

Stockholders' equity:
    Class A common stock ($.01 par value per share); 950,000 shares                 6            6
    authorized and 560,026 shares issued and outstanding as of August 29,
    1998 and March 13, 1999
    Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of August 29, 1998 and March
    13, 1999
    Common  stock warrants                                                      5,645        5,645
    Accumulated deficit                                                      (115,099)    (111,352)
                                                                            ---------    ---------
         Total stockholders' equity:                                         (109,448)    (105,701)
                                                                            ---------    ---------
                                                                            $ 159,300    $ 160,791
                                                                            =========    =========

See notes to consolidated financial statements.

LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF INCOME
28 WEEKS ENDED MARCH 13, 1999
(IN THOUSANDS OF DOLLARS)


                                            12 Weeks Ended             28 Weeks Ended
                                         ---------------------    -----------------------
                                          March 13,   March 14,    March 13,    March 14,
                                            1999        1998         1999         1998
Operating revenue                        $  74,230   $  70,811    $ 173,019    $ 166,701

Operating expenses:
    Salaries, wages and benefits            39,731      37,384       92,131       87,772
    Facility lease expense                   9,358       9,129       21,677       21,328
    Depreciation                             2,756       3,073        6,949        7,073
    Amortization of goodwill and other
       intangibles                             252         516          588        1,204
    Other                                   17,355      17,325       43,112       41,933
                                         ---------   ---------    ---------    ---------

                                            69,452      67,427      164,457      159,310
                                         ---------   ---------    ---------    ---------

Operating income                             4,778       3,384        8,562        7,391
                                         ---------   ---------    ---------    ---------

Interest expense                             4,329       2,068       10,260        4,917
Minority interest in net income of
subsidiary                                                                         2,178
Interest income                                  5        (266)        (124)        (601)
                                         ---------   ---------    ---------    ---------

        Net interest costs                   4,334       1,802       10,136        6,494
                                         ---------   ---------    ---------    ---------


Income (loss) before income taxes              444       1,582       (1,574)         897

Provision (benefit) for income taxes           355         846         (136)       1,835
                                         ---------   ---------    ---------    ---------

Net income (loss)                        $      89         736    $  (1,438)        (938)
                                         =========   =========    =========    =========


See notes to consolidated financial statements.

LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
28 WEEKS ENDED MARCH 13, 1999
(IN THOUSANDS OF DOLLARS)

                                                                                  28 Weeks Ended
                                                                        ------------------------------------
                                                                        March 13, 1999      March 14, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $ (1,438)             $   (938)
   Adjustments to reconcile net loss to net cash from
      operating activities
      Depreciation and amortization                                           7,990                 8,731
      Deferred income taxes                                                    (136)               (1,387)
      Minority interest in net income of La Petite Academy, Inc.                                    2,178
      Changes in assets and liabilities:
        Accounts and notes receivable                                           811                   373
        Prepaid expenses and supplies                                        (1,702)                  488
        Accrued property and sales taxes                                     (1,239)               (1,349)
        Accrued interest payable                                                337                   251
        Other changes in assets and liabilities, net                         (2,290)               (2,026)
                                                                           --------              --------
             Net cash from operating activities                               2,333                 6,321
                                                                           --------              --------
CASH FLOWS USED FOR INVESTING ACTIVITIES
   Capital expenditures                                                     (14,744)               (4,776)
   Proceeds from sale of assets                                               3,912                   339
                                                                           --------              --------
             Net cash used for investing activities                         (10,832)               (4,437)
                                                                           --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt and capital lease obligations                 (5,088)                 (229)
   Borrowings under the Revolving Credit Agreement                            9,000
   Increase in bank overdrafts                                                1,388                  (406)
   Decrease (increase) in restricted cash investments                          (200)                 (465)
                                                                           --------              --------
             Net cash from (used for) financing activities                    5,100                (1,100)
                                                                           --------              --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                               (3,399)                  784
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              6,868                23,971
                                                                           --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  3,469              $ 24,755
                                                                           ========              ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest (net of amounts capitalized)                                $  9,364              $  4,211
      Income taxes                                                               65                 1,951
   Cash received during the period for:
      Interest                                                             $    123              $    665
      Income taxes                                                            1,776                   204
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Capital lease obligations of $929 were incurred during the 28 weeks ended
      March 14, 1998, when the Company entered into leases for new computer equipment



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

     The information included in these interim consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary to fairly state the Company's financial position and the results of its operations for the periods presented.

3.   OTHER ASSETS
      (in thousands of dollars)


                                               March 13, 1999   August 29, 1998
Intangible assets:
Excess purchase price over net assets acquired   $ 64,277           $ 64,277
Curriculum                                          1,497              1,497
Accumulated amortization                          (13,033)           (11,784)
                                                 --------           --------
                                                   52,741             53,990

Deferred financing costs                            7,605              7,605
Accumulated amortization                             (712)              (259)
Other assets                                        2,847              3,583
                                                 --------           --------
                                                 $ 62,481           $ 64,919
                                                 ========           ========



4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
      (in thousands of dollars)


                                               March 13, 1999    August 29, 1998
Senior Notes, 10.0% due May 15, 2008              $145,000         $145,000
Borrowings under credit agreement                   44,500           40,000
Capital lease obligations                            2,260            2,848
                                                  --------         --------
                                                   191,760          187,848
Less current maturities of long-term debt
and capital lease obligations                       (7,121)          (2,121)
                                                  --------         --------
                                                  $184,639         $185,727
                                                  ========         ========


5.   OTHER LONG-TERM LIABILITIES (in thousands of dollars)

                                               March 13, 1999   August 29, 1998
Unfavorable lease, net of
 accumulated amortization                        $ 4,181           $ 4,848
Non-current reserve for closed academies           3,010             3,822
Long-term insurance liabilities                    4,003             2,991
                                                 -------           -------
                                                 $11,194           $11,661
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's operating results for the comparative 12 and 28 weeks ended March 13, 1999 were as follows:


                                          12 Weeks Ended                                28 Weeks Ended
                            --------------------------------------------   ---------------------------------------------
                                                             (In thousands of dollars)
                           March 13,  Percent of   March 14,  Percent of   March 13,  Percent of    March 14, Percent of
                             1999      Revenue       1998       Revenue      1999       Revenue       1998     Revenue
                           ---------------------  ----------------------   ---------------------   ---------------------
Operating revenue          $ 74,230     100.0%     $ 70,811     100.0%     $173,019     100.0%     $166,701     100.0%

Operating expenses:
Salaries, wages and
benefits                     39,731      53.5        37,384      52.8        92,131      53.2        87,772      52.7
Facility lease payments       9,358      12.6         9,129      12.9        21,677      12.5        21,328      12.8
Depreciation                  2,756       3.7         3,073       4.3         6,949       4.0         7,073       4.2
Amortization of goodwill
and other intangibles           252       0.3           516       0.7           588       0.3         1,204       0.7
Other                        17,355      23.4        17,325      24.5        43,112      24.9        41,933      25.2
                           --------     -----      --------     -----      --------     -----      --------     -----
Total operating expenses     69,452      93.6        67,427      95.2       164,457      95.1       159,310      95.6
                           --------     -----      --------     -----      --------     -----      --------     -----

Operating income           $  4,778       6.4%     $  3,384       4.8%     $  8,562      4.9%      $  7,391       4.4%
                           ========      ====      ========       ===      ========      ===       ========       ===

EBITDA                     $  7,786      10.5%     $  6,973       9.8%     $ 16,099      9.3%      $ 15,668       9.4%
                           ========      ====      ========       ===      ========      ===       ========       ===



The Company's operating results for the 12 weeks and 28 weeks ended March 13, 1999 are consistent and comparable with the same periods ended March 14, 1998.

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

Eleven Academies in operation at the end of the second quarter of fiscal year 1998 were closed prior to the end of the second quarter of fiscal year 1999. Nine new Academies were opened during this same period. As a result, the Company operated 742 Academies at the end of the second quarter of fiscal year 1999, two less than at the end of the same quarter of fiscal year 1998. The closures resulted from management decisions to not renew the leases of certain Academies at lease expiration.

Operating revenue increased 4.8% during the 12 weeks and 3.8% during the 28 weeks ended March 13, 1999. Excluding closed and new Academies from both years, operating revenue increased 5.1% during the 12 weeks and 4.2% during the 28 weeks, full time equivalent (FTE) attendance decreased 0.4% during the 12 weeks and 0.6% during the 28 weeks and average weekly FTE tuition increased 5.5% during the 12 weeks and 4.8% during the 28 weeks ended March 13, 1999. The decline in FTE's is principally related to reductions in the numbers of infants served as infant rooms are being phased out and converted to preschool-age classrooms, where the demand warrants the change for next Fall. The increase in average weekly FTE tuition was principally due to selective price increases which were put into place in February of fiscal years 1998 and 1999, based on geographic market conditions and class capacity utilization.

Salaries, wages, and benefits increased $2.3 million or 6.3% during the 12 weeks and $4.4 million or 5.0% during the 28 weeks ended March 13, 1999 as compared to the same periods of fiscal year 1998. The increases were principally due to increased average hourly wage rates as staff hours worked were relatively stable in both periods. As a percentage of revenue, labor costs were 53.5% and 53.2% for the 12 and 28 weeks ended March 13, 1999, respectively, compared to 52.8% and 52.7% for the same periods of fiscal year 1998.

Many of the Company's operating costs are relatively fixed and do not decline or increase directly with small changes in attendance. Facility lease expense, depreciation, amortization and other operating costs all declined as a percentage of revenue during the 12 and 28 weeks ended March 13, 1999 as compared to the same periods of fiscal year 1998. The decrease in amortization of goodwill and other intangible assets was due to certain assets becoming fully amortized.

As a result of the foregoing, operating income for the 12 and 28 weeks ended March 13, 1999, were $4.8 million and $8.6 million respectively as compared to operating income of $3.4 million and $7.4 million during the same periods of fiscal year 1998. This reflects gains in operating income of 41.2% for the second quarter and 15.8% for the year to date. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $7.8 million for the 12 weeks and $16.1 million for the 28 weeks ended March 13, 1999 as compared to $7.0 million and $15.7 million for the same periods of fiscal year 1998. EBITDA as a percentage of revenue improved to 10.5% in the second quarter of fiscal 1999 as compared to 9.8% in the second quarter of fiscal 1998.

Net interest expense for the 12 and 28 weeks ended March 13, 1999 increased $2.5 million and $3.6 million, respectively from the same periods of fiscal year 1998. The increase was mainly due to increased interest payments related to the issuance of $145.0 million of 10% Senior Notes and a $40.0 million term loan facility under the Credit Agreement which occurred as part of the Recapitalization (see Notes to the Consolidated Financial Statements). After adding back to pre-tax income the permanent differences, the effective income tax rate for the 12 and 28 weeks ended March 13, 1999 was approximately 40%, unchanged from the same periods of fiscal year 1998.

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

In connection with the Recapitalization, Parent and La Petite entered into the Credit Agreement, consisting of the $40 million Term Loan Facility and the $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility of the Recapitalization. The borrowings under the Credit Agreement, together with the proceeds from the sale of the Senior Notes and the Equity Investment, were used to consummate the Recapitalization and to pay the related fees and expenses. In addition, La Petite has outstanding letters of credit in an aggregate amount equal to $3.4 million and $16.6 million remains available for working capital purposes under the Revolving Credit Facility.

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

The Company opened eight Academies during the fiscal 1999, has 17 new Academies under construction and expects to open approximately 25 to 30 new Academies between now and the end of fiscal 1999 and 35 in fiscal 2000. Construction of new Academies will not be started in fiscal 1999 if they will not be open in time for Fall enrollment. The cost to open a new Academy ranges from $1.0 million to $1.5 million, of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the Academy may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process. In addition, the Company intends to explore other efficient real estate financing transactions in the future.

Purchasers of Academies in sale and leaseback transactions have included insurance companies, bank trust departments, pension funds, real estate investment trusts and individuals. The leases are operating leases and generally have terms of 15 to 20 years with one or two five-year renewal options. Most of these transactions are structured with an annual rental designed to provide the owner/lessor with a fixed cash return on its capitalized cost over the term of the lease. In addition, many of the Company's leases provide for either contingent rentals if the Academy's operating revenue exceeds certain levels or a fixed percentage increase every five years. Letters of commitment, and some construction financing, has been obtained, for the sale and leaseback for all units planned for opening in fiscal 1999. Due diligence is currently in process and sale closings are expected to generally occur during the third quarter. Although the Company expects sale and leaseback transactions to continue to finance its expansion, no assurance can be given that such funding will always be available.

Total capital expenditures for fiscal 1996, 1997, 1998 and for the 28 weeks ended March 13, 1999, were $8.6 million, $7.3 million, $13.6 million and $14.7 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new Academies, to be maintenance capital expenditures. Maintenance capital expenditures for fiscal 1996, 1997, 1998 and for the 28 weeks ended March 13, 1999 were $6.7 million, $7.0 million, $9.2 million and $3.3 million, respectively. For fiscal 1999, the Company expects total maintenance capital expenditures to be approximately $9.7 million.

During fiscal year 1999 the Company has invested $11.5 million in new Academy development. Sale and lease back transactions, completed or currently in process, will fund most of this development, by the end of the third quarter. As of March 13, 1999, the Company had drawn $5.0 million on the Revolving Credit Facility to temporarily fund this investment. At the end of the second quarter $16.6 million remained available under the Revolving Credit Facility.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses in fiscal 1996, 1997, 1998 and for the 28 weeks ended March 13, 1999 were $9.4 million, $9.2 million, $9.9 million and $5.5 million, respectively. Over the past three fiscal years, total expenditures for the maintenance and upkeep of the Company's Academies have averaged approximately $23,000 per Academy each year.

In August and September of 1998, the National Highway Transportation Safety Administration (NHTSA) issued interpretative letters that appear to modify its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell 15-passenger vans for this use and that the sale of any new vehicle designed to transport eleven persons or more must meet federal school bus standards, if it is likely to be "used significantly" to transport children to and from school or school-related events. These interpretations will affect the type of vehicle that may be purchased by the Company in the future for use in transporting children between schools and the Company's centers, but not those currently in use. The Company anticipates that NHTSA's recent interpretation and potential related changes in state and federal transportation regulations will increase the cost to the Company of transporting children, because school buses are more expensive to purchase and maintain, and some states may require drivers who have commercial licenses.

INFLATION AND GENERAL ECONOMIC CONDITIONS

The Company has historically been able to increase tuition to offset increases in its costs. During the past two years, a period of low inflation, the Company implemented selective increases in tuition rates, based on geographic market conditions and class capacity utilization. The Company did not experience a material decline in attendance as a result of these increases. Currently average wage rates have been increasing faster than the rate at which tuition has been increased.

MANAGEMENT INFORMATION SYSTEMS AND THE YEAR 2000

The arrival of the year 2000 is not expected to have an adverse impact on the Company's computerized information systems and the cost of compliance is expected to be immaterial. The most important new system for the Company has been the installation of its ADMIN system nationwide. ADMIN was written using a calendar dating system that is not sensitive to the year 2000 issue. For general ledger/financial reporting, accounts payable/disbursements, fixed assets record keeping and purchase order accounting, the Company utilizes software under licensing arrangements for systems that have already been upgraded and are currently year 2000 compliant. The costs of the upgrades were included as part of the annual licensing fees. For payroll processing and human resources information systems, the Company utilizes software under licensing arrangements in which new year 2000 compliant releases have been installed as part of the annual licensing fees, and are currently being tested. Also, during 1999, the Company will test and, if necessary, modify its smaller applications to insure that any year 2000 issues are corrected on a timely basis.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On May 11, 1998, the Company entered into a Credit Agreement providing for (a) the Term Loan Facility in aggregate principal amount of $40 million and (b) the Revolving Credit Facility providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $25 million. Borrowings under the Credit Agreement will bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate (LIBOR) plus a percentage based on the Company's financial performance; or (b) a rate equal to the highest of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1%, known as the average banking rate (ABR) plus, in each case a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are initially 3.25% for LIBOR loans and 2.25% for ABR loans.

As of March 13, 1999 borrowings under the Term Loan Facility were $39.5 million and borrowings under the Revolving Credit Facility were $5.0 million. To reduce the impact of interest rate changes on the Term Loan Facility, the Company entered into interest rate collar agreements during the second quarter. The collar agreements cover the LIBOR portion of the Term Loan Facility interest rate percentage, effectively setting maximum and minimum interest rates. There was no initial cost associated with the collar agreements, as the floor and cap rates were set to offset each other. Any differential paid or received based on the collar agreements is recognized as an adjustment to interest expense. A 1% change in an applicable index rate, after giving effect to the interest rate collar, would result in an interest expense increase of $0.4 million or interest expense decrease of $0.1 million per year.


                                     ******

PART II - OTHER INFORMATION

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


                                         LPA HOLDING CORP.

Dated April 9, 1999

                                         By:  James R. Kahl

                                         President, Chief Executive Officer an
                                         duly authorized representative of the
                                         registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LA PETITE ACADEMY, INC.

Dated April 9, 1999

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

Dated April 9, 1999

                                            By:  Phillip M. Kane

                                            Vice President of Finance, Chief
                                            Financial Officer and duly
                                            authorized representative of the
                                            registrant




19