Form 10-Q
period 1999-06-05
LPA HOLDING CORP; LA PETITE ACADEMY INC; LPA SERVICES INC
filed 1999-07-20
CIK 1062774, 901116, 1062776

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 5, 1999     Commission File No. 333-56239-01

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

                          Yes     X           No
                               ------              ------


As of July 19, 1999, LPA Holding Corp. had outstanding 560,026 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of July 19, 1999, each of the additional registrants had the number of outstanding shares which is shown on the table below.

                             ADDITIONAL REGISTRANTS

                                                                                      Number of Shares
                          Jurisdiction of   Commission          IRS Employer               of Common
Name                      Incorporation     File Number       Identification No.      Stock Outstanding
----                      -------------     -----------       ------------------      -----------------
La Petite Academy, Inc.    Delaware         333-56239           43-1243221          1,000 shares of Common
                                                                                    Stock (par value, $.01 per
                                                                                    share)

LPA Services, Inc.         Delaware         333-56239-02        74-2849053          1,000 shares of Common
                                                                                    Stock (par value, $.01 per
                                                                                    share)

LPA HOLDING CORP.

INDEX
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
                                                                         PAGE
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Consolidated Balance Sheets                                           4-5

    Consolidated Statements of Income                                      6

    Consolidated Statements of Cash Flows                                  7

    Notes to Consolidated Financial Statements                           8-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  11-14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       15


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                        16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              16

ITEM 5.  OTHER INFORMATION                                                16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 16

SIGNATURES                                                               17-19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
40 WEEKS ENDED JUNE 5, 1999
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


ASSETS                                                      JUNE 5,         AUGUST 29,
                                                             1999              1998
Current assets:
    Cash and cash equivalents                            $       4,371     $      6,868
    Restricted cash investments                                  1,775            1,756
    Accounts and notes receivable, net                           4,983            7,002
    Prepaid supplies                                             7,772            5,987
    Other prepaid expenses                                       4,288            2,259
    Refundable income taxes                                        215            1,776
    Current deferred income taxes                                                 1,124
                                                         --------------    -------------
         Total current assets                                   23,404           26,772

Property and equipment, at cost:
    Land                                                         6,120            6,120
    Buildings and leasehold improvements                        76,005           71,754
    Equipment                                                   20,126           18,695
    Land and facilities under construction                      15,668            2,264
                                                         --------------    -------------
                                                               117,919           98,833
    Less accumulated depreciation                               47,488           37,839
                                                         --------------    -------------
         Net property and equipment                             70,431           60,994

Other assets (Note 3)                                           62,462           64,919
Deferred income taxes                                            7,690            8,106
                                                         --------------    -------------
                                                         $     163,987     $    160,791
                                                         ==============    =============

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
40 WEEKS ENDED JUNE 5, 1999
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA) (CONTINUED)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                          JUNE 5,         AUGUST 29,
                                                                               1999              1998
Current liabilities:
    Overdrafts due banks                                                   $       7,328     $      2,890
    Accounts payable                                                               8,385            7,447
    Current reserve for closed academies                                           1,459            1,595
    Current maturities of long-term debt and capital lease obligations             6,121            2,121
    Accrued salaries, wages and other payroll costs                               11,807           10,937
    Accrued insurance liabilities                                                  3,789            4,043
    Accrued property and sales taxes                                               3,365            4,103
    Accrued interest payable                                                       1,289            4,771
    Other current liabilities                                                      6,197            5,572
    Current deferred income taxes                                                     23
                                                                           --------------    -------------
         Total current liabilities                                                49,763           43,479

Long-term debt and capital lease obligations (Note 4)                            184,376          185,727
Other long-term liabilities (Note 5)                                               9,521           11,661

Series A 12% redeemable preferred stock ($.01 par value per share);
    30,000 shares authorized, issued and outstanding at aggregate                 28,965           25,625
    liquidation preference of $1,036.558 as of August 29, 1998, and
    $1,133.396 as of June 5, 1999

Stockholders' equity:
    Class A common stock ($.01 par value per share); 950,000 shares                    6                6
    authorized and 560,026 shares issued and outstanding as of August 29,
    1998 and June 5, 1999
    Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of August 29, 1998 and June 5,
    1999
    Common  stock warrants                                                         5,645            5,645
    Accumulated deficit                                                         (114,289)        (111,352)
                                                                           --------------    -------------
         Total stockholders' equity:                                            (108,638)        (105,701)
                                                                           --------------    -------------
                                                                           $     163,987     $    160,791
                                                                           ==============    =============

See notes to consolidated financial statements.

LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF INCOME
40 WEEKS ENDED JUNE 5, 1999
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                    12 WEEKS ENDED                    40 WEEKS ENDED
                                             ------------------------------   --------------------------------
                                                JUNE 5,          JUNE 6,        JUNE 5,             JUNE 6,
                                                 1999              1998          1999                1998
Operating revenue                            $      81,986     $    77,166    $    255,005       $    243,867

Operating expenses:
    Salaries, wages and benefits                    43,348          39,997         135,479            127,769
    Facility lease expense                           9,895           9,240          31,572             30,568
    Depreciation                                     2,927           3,541           9,876             10,614
    Amortization of goodwill and other
       intangibles                                     252             428             840              1,632
    Recapitalization costs (Note 1)                                  8,724                              8,724
    Other                                           17,467          16,700          60,579             58,633
                                             --------------    ------------   -------------      -------------

                                                    73,889          78,630         238,346            237,940
                                             --------------    ------------   -------------      -------------

Operating income                                     8,097          (1,464)         16,659              5,927
                                             --------------    ------------   -------------      -------------

Interest expense                                     4,440           4,679          14,700              9,595
Minority interest in net income of
    subsidiary                                                         671                              2,849
Interest income                                        (20)           (246)           (144)              (847)
                                             --------------    ------------   -------------      -------------

        Net interest costs                           4,420           5,104          14,556             11,597
                                             --------------    ------------   -------------      -------------

Income (loss) before income taxes
    and extraordinary item                           3,677          (6,568)          2,103             (5,670)

Provision (benefit) for income taxes                 1,836          (1,325)          1,700                510
                                             --------------    ------------   -------------      -------------
Income (loss) before extraordinary
    item                                             1,841          (5,243)            403             (6,180)
                                             --------------    ------------   -------------      -------------

Extraordinary loss on retirement of
    debt, net of applicable income taxes
    of $3,702 (Note 7)                                               5,416                              5,416
                                             --------------    ------------   -------------      -------------

Net income (loss)                            $       1,841     $   (10,659)   $        403       $    (11,596)
                                             ==============    ============   =============      =============


See notes to consolidated financial statements.

LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
40 WEEKS ENDED JUNE 5, 1999
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                                   40 WEEKS ENDED
                                                                        -------------------------------------
                                                                          JUNE 5, 1999        JUNE 6, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $            403     $       (11,596)
    Adjustments to reconcile net income (loss) to net cash from operating activities
      Noncash portion of extraordinary loss on retirement of debt                                      3,207
      Depreciation and amortization                                               11,473              12,896
      Deferred income taxes                                                        1,563              (3,987)
      Minority interest in net income of La Petite Academy, Inc.                                       2,849
      Changes in assets and liabilities:
        Accounts and notes receivable                                              1,906                 (37)
        Prepaid expenses and supplies                                             (3,816)               (502)
        Accrued property and sales taxes                                            (738)               (994)
        Accrued interest payable                                                  (3,482)                700
        Other changes in assets and liabilities, net                               2,085              (3,465)
                                                                        -----------------    ----------------
             Net cash from (used for) operating activities                         9,394                (929)
                                                                        -----------------    ----------------
CASH FLOWS USED FOR INVESTING ACTIVITIES
    Capital expenditures                                                         (26,767)             (8,228)
    Proceeds from sale of assets                                                   8,625                 533
                                                                        -----------------    ----------------
             Net cash used for investing activities                              (18,142)             (7,695)
                                                                        -----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term debt and capital lease obligations                     (8,351)           (120,814)
    Borrowings under the Revolving Credit Agreement                               11,000
    Additions to long-term debt                                                                      185,000
    Deferred financing costs                                                        (818)             (7,491)
    Retirement of old equity                                                                        (162,304)
    Proceeds from issuance of common stock, net of expenses                                           62,285
    Proceeds from issuance of preferred stock                                                         30,000
    Increase in bank overdrafts                                                    4,439               3,531
    Decrease (increase)  in restricted cash investments                              (19)              1,352
                                                                        -----------------    ----------------
             Net cash from (used for) financing activities                         6,251              (8,441)
                                                                        -----------------    ----------------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                                        (2,497)            (17,065)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   6,868              23,971
                                                                        -----------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $          4,371     $         6,906
                                                                        =================    ================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest (net of amounts capitalized)                             $         17,425     $         8,246
      Income taxes                                                                   275               2,100
    Cash received during the period for:
      Interest                                                          $            143     $           958
      Income taxes                                                                 2,099                 207
NON-CASH INVESTING AND FINANCING ACTIVITIES
    Capital lease obligations of $2,879 were incurred during the 40 weeks ended
      June 6, 1998, when the Company entered into leases for new computer equipment.

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

     The Company utilizes a 52-week fiscal year ending on the first Saturday in July composed of 13 four-week periods. The first quarter contains four such periods or 16 weeks and each remaining quarter contains 3 periods or 12 weeks. (See note 8)

     The information included in these interim consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary to fairly state the Company's financial position and the results of its operations for the periods presented.

3.   OTHER ASSETS
     (in thousands of dollars)

                                                                          JUNE 5,        AUGUST 29,
                                                                           1999             1998
      Intangible assets:
      Excess purchase price over net assets acquired                   $      64,277   $       64,277
      Curriculum                                                               1,497            1,497
      Accumulated amortization                                               (13,567)         (11,784)
                                                                       --------------  ---------------
                                                                              52,207           53,990

      Deferred financing costs                                                 8,423            7,605
      Accumulated amortization                                                (1,016)            (259)
      Other assets                                                             2,848            3,583
                                                                       --------------  ---------------
                                                                       $      62,462   $       64,919
                                                                       ==============  ===============


4.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
      (in thousands of dollars)

                                                                          JUNE 5,       AUGUST 29,
                                                                           1999            1998
      Senior Notes, 10.0% due May 15, 2008                             $     145,000   $     145,000
      Borrowings under credit agreement                                       43,500          40,000
      Capital lease obligations                                                1,997           2,848
                                                                       --------------  --------------
                                                                             190,497         187,848
      Less current maturities of long-term debt and capital
      lease obligations                                                       (6,121)         (2,121)
                                                                       --------------  --------------
                                                                       $     184,376   $     185,727
                                                                       ==============  ===============


5.   OTHER LONG-TERM LIABILITIES
     (in thousands of dollars)


                                                                           JUNE 5,       AUGUST 29,
                                                                            1999            1998

      Unfavorable lease, net of accumulated amortization               $       3,895   $        4,848
      Non-current reserve for closed academies                                 2,866            3,822
      Long-term insurance liabilities                                          2,760            2,991
                                                                       --------------  ---------------
                                                                       $       9,521   $       11,661
                                                                       ==============  ===============

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

7.   EXTRAORDINARY LOSS

     On May 11, 1998, the Company incurred a $5.4 million extraordinary loss related to (i) the defeasance of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003 and (iii) the defeasance of all the then outstanding exchange debentures. The loss principally reflected interest expense and the write off of premiums and related deferred financing costs, net of applicable income tax benefit.

8.   SUBSEQUENT EVENT-FISCAL YEAR END

     On June 10, 1999, the Company changed its fiscal year to be the period starting on the first Sunday in July and ending on the first Saturday in July in the subsequent year. The report covering the transition period will be filed on a Form 10-K.

9.   SUBSEQUENT EVENT-ACQUISITION

     The Company is in negotiations to acquire all outstanding shares of Bright Start, Inc. ("Bright Start"). Bright Start operates 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico. For the year ended August 31, 1998 Bright Start had operating revenue of $22.7 million and at August 31, 1998 total assets were $5.1 million. The acquisition, if completed, will be accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

The Company's operating results for the comparative 12 and 40 weeks ended June 5, 1999 were as follows:


                                         12 WEEKS ENDED                                40 WEEKS ENDED
                           -------------------------------------------   -------------------------------------------
                                                          (IN THOUSANDS OF DOLLARS)
                            JUNE 5     PERCENT     JUNE 6    PERCENT      JUNE 5,    PERCENT     JUNE 6,   PERCENT
                                         OF                     OF                     OF                     OF
                             1999      REVENUE      1998     REVENUE       1999      REVENUE      1998     REVENUE
                           ---------------------  --------------------   ---------------------  --------------------
Operating revenue          $  81,986     100.0%   $ 77,166     100.0%    $ 255,005     100.0%   $ 243,867    100.0%

Operating expenses:
Salaries, wages and           43,348       52.9     39,997       51.8      135,479       53.1     127,769      52.4
benefits
Facility lease expense         9,895       12.1      9,240       12.0       31,572       12.4      30,568      12.5
Depreciation                   2,927        3.6      3,541        4.6        9,876        3.9      10,614       4.4
Amortization of goodwill
and other intangibles            252        0.3        428        0.6          840        0.3       1,632       0.7
Recapitalization costs                               8,724       11.3                               8,724       3.6
Other                         17,467       21.3     16,700       21.6       60,579       23.8      58,633      24.0
                           ---------- ----------  ---------  ---------   ---------- ----------  ---------- ---------
Total operating expenses      73,889       90.1     78,630      101.9      238,346       93.5     237,940      97.6
                           ---------- ----------  ---------  ---------   ---------- ----------  ---------- ---------

Operating income           $   8,097        9.9%  $ (1,464)      -1.9%   $  16,659        6.5%  $   5,927       2.4%
                           ========== ==========  =========  =========   ========== ==========  ========== =========

EBITDA                     $  11,276       13.8%  $ 11,229       14.6%   $  27,375       10.7%  $  26,897      11.0%
                           ========== ==========  =========  =========   ========== ==========  ========== =========

The Company's operating results for the 12 weeks and 40 weeks ended June 5, 1999 are consistent and comparable with the same periods ended June 6, 1998 except for pre-opening costs and operating losses associated with new educational facilities (the Academies). Pre-opening costs are included in other operating costs, and cover all activities associated with preparing a new Academy for opening. Pre-opening costs for the 12 weeks and 40 weeks ended June 5, 1999 were $0.2 million and $0.5 million respectively. New Academies also typically generate operating losses during the first few months of operation, until the Academies achieve normalized occupancies. Included in operating income and EBIDTA were new Academy operating losses of $0.3 million and $0.5 million for the 12 weeks and 40 weeks ended June 5, 1999. There were no significant pre-opening costs or new Academy operating losses during the same periods last year as the new Academy construction program was not fully underway until fiscal year 1999.

Historically, the Company's operating revenue has followed the seasonality of the school year. The number of new children attending La Petite's Academies is highest in September-October and January-February, generally referred to as the Fall and Winter enrollment periods. Revenues tend to decline during the calendar year-end holiday period and during the Summer. As a result of this seasonality, results for one quarter are not necessarily indicative of results for an entire year.

Thirteen Academies in operation at the end of the third quarter of fiscal year 1998 were closed prior to the end of the third quarter of fiscal year 1999. Twelve new Academies were opened during this same period. As a result, the Company operated 745 Academies at the end of the third quarter of fiscal year 1999, one less than at the end of the same quarter of fiscal year 1998. The closures resulted from management decisions to not renew the leases of certain Academies at lease expiration.

Operating revenue increased 6.2% during the 12 weeks and 4.6% during the 40 weeks ended June 5, 1999. Excluding closed and new Academies from both years, operating revenue increased 6.4% during the 12 weeks and 4.9% during the 40 weeks, full time equivalent (FTE) attendance decreased 0.9% during the 12 weeks and 0.7% during the 40 weeks and average weekly FTE tuition increased 7.3% during the 12 weeks and 5.6% during the 40 weeks ended June 5, 1999. The decline in FTE's is principally related to reductions in the numbers of infants served as infant rooms are being phased out and converted to preschool-age classrooms, where the demand warrants the change for next Fall. The increase in average weekly FTE tuition was principally due to: (i) selective price increases which were put into place in February of fiscal years 1998 and 1999, based on geographic market conditions and class capacity utilization and (ii) changes in various tuition rate discount policies which took place in fiscal year 1999.

Salaries, wages, and benefits increased $3.4 million, or 8.4%, during the 12 weeks and $7.7 million, or 6.0%, during the 40 weeks ended June 5, 1999, as compared to the same periods of fiscal year 1998. The increases were principally due to increased average hourly wage rates, as staff hours worked were relatively stable in both periods. As a percentage of revenue, labor costs were 52.9% and 53.1% for the 12 and 40 weeks ended June 5, 1999, respectively, compared to 51.8% and 52.4% for the same periods of fiscal year 1998.

Many of the Company's operating costs are relatively fixed and do not decline or increase directly with small changes in attendance. Facility lease expense, depreciation, amortization and other operating costs all declined as a percentage of revenue during the 40 weeks ended June 5, 1999, as compared to the same periods of fiscal year 1998. The decrease in amortization of goodwill and other intangible assets was due to certain assets becoming fully amortized. Fiscal year 1998 Recapitalization Costs consisted principally of transaction bonuses and related taxes of $1.5 million and payments for the cancellation of options of $7.2 million

During the third quarter of fiscal year 1998, the Company incurred a $5.4 million extraordinary loss related (i) to the defeasance of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003 and (iii) the defeasance of all the then outstanding exchange debentures. The loss principally reflected interest expense and the write off of premiums, and related deferred financing costs, net of applicable income tax benefit.

As a result of the foregoing, operating income for the 12 and 40 weeks ended June 5, 1999, were $8.1 million and $16.7 million respectively as compared to an operating loss of $1.5 million and operating income of $5.9 million during the same periods of fiscal year 1998. Excluding Recapitalization Costs, this reflects gains in operating income of 11.5% for the third quarter and 13.7% for the year to date. Earnings before recapitalization, extraordinary items, interest, taxes, depreciation and amortization (EBITDA) was $11.3 million for the 12 weeks and $27.4 million for the 40 weeks ended June 5, 1999 as compared to $11.2 million and $26.9 million for the same periods of fiscal year 1998.

Net interest expense for the 12 and 40 weeks ended June 5, 1999 decreased $0.7 million and increased $3.0 million, respectively from the same periods of fiscal year 1998. The year to date increase was mainly due to increased interest payments related to the issuance of $145.0 million of 10% Senior Notes and a $40.0 million term loan facility under the Credit Agreement which occurred as part of the Recapitalization (see Notes to the Consolidated Financial Statements).

After adding back to pre-tax income the permanent differences, the effective income tax rate for the 12 and 40 weeks ended June 5, 1999 was approximately 44%, as compared to approximately 25% and 59% for the 12 and 40 weeks ended June 6, 1998.

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

In connection with the Recapitalization, Parent and La Petite entered into the Credit Agreement, consisting of the $40 million Term Loan Facility and the $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility of the Recapitalization. The borrowings under the Credit Agreement, together with the proceeds from the sale of the Senior Notes and the Equity Investment, were used to consummate the Recapitalization and to pay the related fees and expenses. In addition, La Petite has outstanding letters of credit in an aggregate amount equal to $5.5 million, and $15.5 million was available under the Revolving Credit Facility at June 5, 1999.

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

The Company opened twelve new Academies during fiscal 1999, and has 16 Academies under construction which are scheduled to open between now and the end of fiscal 1999. The cost to open a new Academy ranges from $1.0 million to $1.5 million, of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the Academy may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process. In addition, the Company intends to explore other efficient real estate financing transactions in the future.

Purchasers of Academies in sale and leaseback transactions have included insurance companies, bank trust departments, pension funds, real estate investment trusts and individuals. The leases are operating leases and generally have terms of 15 to 20 years with one or two five-year renewal options. Most of these transactions are structured with an annual rental designed to provide the owner/lessor with a fixed cash return on its capitalized cost over the term of the lease. In addition, many of the Company's leases provide for either contingent rentals if the Academy's operating revenue exceeds certain levels or a fixed percentage increase every five years. Letters of commitment have been obtained for the sale and leaseback of all units planned for opening in fiscal 1999. Due diligence is currently in process and sale closings are expected to generally occur over the next few months. Although the Company expects sale and leaseback transactions to continue to finance its expansion, no assurance can be given that such funding will always be available.

Total capital expenditures for fiscal 1996, 1997, 1998 and for the 40 weeks ended June 5, 1999, were $8.6 million, $7.3 million, $13.6 million and $26.8 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new Academies, to be maintenance capital expenditures. Maintenance capital expenditures for fiscal 1996, 1997, 1998 and for the 40 weeks ended June 5, 1999 were $6.7 million, $7.0 million, $9.2 million and $5.5 million, respectively.

During fiscal year 1999 the Company has invested $21.3 million in new Academy development and has received $11.8 million as construction financing for sale and leaseback transactions. Sale and lease back transactions, completed or currently in process, will fund most of this development, by the end of the current fiscal year. As of June 5, 1999, the Company had drawn $4.0 million on the Revolving Credit Facility to temporarily fund a portion of this investment.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses in fiscal 1996, 1997, 1998 and for the 40 weeks ended June 5, 1999 were $9.4 million, $9.2 million, $9.9 million and $8.0 million, respectively.

In August and September of 1998, the National Highway Transportation Safety Administration (NHTSA) issued interpretative letters that appear to modify its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell 15-passenger vans for this use and that the sale of any new vehicle designed to transport eleven persons or more must meet federal school bus standards, if it is likely to be "used significantly" to transport children to and from school or school-related events. These interpretations have affected the type of vehicle that may be purchased by the Company in the future for use in transporting children between schools and the Company's centers, but not those currently in use. The Company anticipates that NHTSA's recent interpretation and potential related changes in state and federal transportation regulations will increase the cost to the Company of transporting children, because school buses are more expensive to purchase and maintain, and some states may require drivers who have commercial licenses.

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

MANAGEMENT INFORMATION SYSTEMS AND THE YEAR 2000

The arrival of the year 2000 is not expected to have an adverse impact on the Company's computerized information systems and the cost of compliance is expected to be immaterial. The most important new system for the Company has been the installation of its ADMIN system nationwide. ADMIN was written using a calendar dating system that is not sensitive to the year 2000 issue. For payroll processing, human resources information, general ledger/financial reporting, accounts payable disbursements, fixed assets record keeping and purchase order accounting, the Company utilizes software under licensing arrangements for systems that have already been upgraded and are currently year 2000 compliant. The costs of the upgrades were included as part of the annual licensing fees. Also, during 1999, the Company is testing and, if necessary, modifying its smaller applications to insure that any year 2000 issues are corrected on a timely basis.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

On May 11, 1998, the Company recapitalized, providing for (a) Series B Senior Notes in the aggregate principal amount of $145 million, (b) a Term Loan Facility in the aggregate principal amount of $40 million and (c) a Revolving Credit Facility providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $25 million. Borrowings under the Senior notes bear interest at 10% per annum. Borrowings under the Credit Agreement will bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") plus a percentage based on the Company's financial performance; or (b) a rate equal to the highest of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% of the federal funds effective rate plus 1/2 of 1%, known as the average banking rate ("ABR") plus, in each case a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are initially 3.25% for LIBOR loans and 2.25% for ABR loans.

To reduce the impact of interest rate changes on the Term Loan Facility, the company entered into interest rate collar agreements during the second quarter. The collar agreements cover the LIBOR portion of the Term Loan Facility interest rate percentage, effectively setting maximum and minimum interest rates.

To reduce interest expense on the $145 million Series B Senior Notes, the Company entered into an interest rate swap transaction with an imbedded collar during the third quarter. The fixed rate debt was exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The imbedded collar covers the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates.

There were no initial costs associated with either the swap or the interest rate collar agreements as the floor and ceiling cap rates were priced to offset each other. Any differential paid or received based on the swap/collar agreements is recognized as an adjustment to interest expense. A 1% change in an applicable index rate, after giving effect to the interest rate collars and swap agreement, would result in an interest expense increase of $1.8 million per year.


                                     ******

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

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits required by Item 601 of Regulation S-K:

         1.  Exhibit 27 - Financial Data Schedule

b.       Reports on Form 8-K:

         Current report on Form 8-K filed on June 25, 1999 reporting the change of the Company's fiscal year to be the period starting on the first Sunday in July and ending on the first Saturday in July in the subsequent year.

 SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LPA HOLDING CORP.

Dated July 19, 1999                 /s/ James R. Kahl
                                    --------------------------------------------
                                    By:  James R. Kahl

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


                              LA PETITE ACADEMY, INC.

Dated July 19, 1999           /s/ Phillip M. Kane
                              --------------------------------------------
                              By:  Phillip M. Kane

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


                            LPA SERVICES, INC.

Dated July 19, 1999         /s/ Phillip M. Kane
                            -----------------------------------------------
                            By:  Phillip M. Kane

                            Vice President of Finance, Chief Financial Officer and duly authorized representative of the registrant