Form 10-K
period 1999-07-03
LPA HOLDING CORP; LA PETITE ACADEMY INC; LPA SERVICES INC
filed 1999-09-30
CIK 1062774, 901116, 1062776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 333-56239-01

                               LPA HOLDING CORP.
             (exact name of registrant as specified in its charter)

                      SEE TABLE OF ADDITIONAL REGISTRANTS

Delaware                                    48-1144353
(State or other jurisdiction of             (IRS employer identification number)
incorporation or organization)

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

                (1) Yes [X] No [ ]        (2) Yes [X] No [ ]

There are no shares of voting stock of La Petite Academy, Inc. held by non-affiliates.

As of September 30, 1999, LPA Holding Corp. had outstanding 560,026 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of September 30, 1999, each of the additional registrants had the number of outstanding shares, which is shown on the following table.

ADDITIONAL REGISTRANTS

                                                                                  Number of Shares
                          Jurisdiction of  Commission         IRS Employer            of Common
Name                      Incorporation    File Number      Identification No.    Stock Outstanding
- ----                      -------------    -----------      ------------------    -----------------
La Petite Academy, Inc.   Delaware         333-56239          43-1243221          100 shares of Common
                                                                                  Stock (par value, $.01
                                                                                  per share)

LPA Services, Inc.        Delaware         333-56239-02       74-2849053          1,000 shares of common
                                                                                  stock (par value, $.01
                                                                                  per share)

LPA HOLDING CORP.

INDEX
- --------------------------------------------------------------------------------


PART I.
                                                                                   PAGE
                                                                                   ----
Item 1.     Business                                                                  4

Item 2.     Properties                                                                6

Item 3.     Legal Proceedings                                                         8

Item 4.     Submission of Matters to a Vote of Security Holders                       8


PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters     8

Item 6.     Selected Financial Data                                                   9

Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                  11

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk               17

Item 8.     Financial Statements and Supplementary Data                              18

Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                    34

PART III.

Item 10.    Directors and Executive Officers of the Registrant                       35

Item 11.    Executive Compensation                                                   38

Item 12.    Security Ownership of Certain Beneficial Owners and Management           40

Item 13.    Certain Relationships and Related Transactions                           40

PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K          41

SIGNATURES                                                                           48

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

On July 21, 1999 the Company acquired Bright Start, Inc. (see note 13 to the consolidated financial statements) which operates 43 child care/pre-school facilities in the states of Minnesota, Wisconsin,

Nevada, and New Mexico.

As of July 3, 1999, the Company operated 743 educational facilities, including 689 Journey Academies, 27 employer-based Academies and 27 Montessori schools, located in 35 states and the District of Columbia. For the 44 weeks ended July 3, 1999, the Company had an average attendance of approximately 81,000 full and part-time children. The Company's average operating capacity (as defined) was approximately 91,000 full-time children and estimated full-time equivalent student (FTE) utilization (as defined) was 65% during the 44 weeks ended July 3, 1999.

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

EMPLOYEES

As of July 3, 1999, the Company employed approximately 12,000 persons. The Company's employees are not represented by any organized labor unions or employee organizations, and management believes relations with employees are good.

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

In August and September of 1998, the National Highway Transportation Safety Administration (NHTSA) issued interpretative letters that modified its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell fifteen-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be "used significantly" to transport children to and from school or school-related events. The Company, currently, maintains a fleet of approximately 1,500 fifteen-passenger vans for use in transportation of children which management believes are safe and effective vehicles for that purpose. The Company's current fleet meets all necessary federal, state, and local safety requirements. In accordance, however, with the new NHTSA requirements all new fleet additions or replacements will meet school bus standards. Accordingly, in August the Company took delivery of 99 fourteen-passenger school buses. The new school buses cost approximately 50% more than the fifteen-passenger vans previously purchased and should have a longer economic useful life. The economic consequences of the regulatory change will increase the cost to the Company of transporting children.

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

In 1998, the Company designed new prototypes for residential Academies and Montessori schools, both of which are 9,500 square foot facilities built on one acre or more of commercially zoned property. The new residential Academy facilities have an operating capacity for approximately 175 children and are a closed classroom designs, without infant rooms, that reflects a preschool environment and supports the latest curriculum improvements. The Montessori schools are divided into six equal-sized classrooms, which support 25 children, resulting in an operating capacity for approximately 150 children. Management believes the new facilities afford the Company more flexibility to better suit varying site plans and future changes as residential neighborhoods evolve. The new exterior design was developed to enhance the appearance and image of the Academies.

The following table shows the locations of the Company's open Academies as of July 3, 1999:

Alabama (18)      Indiana (17)       Nebraska (10)         South Carolina (25)
Arizona (25)      Iowa (8)           Nevada (9)            Tennessee (26)
Arkansas (8)      Kansas (23)        New Jersey (2)        Texas (122)
California (58)   Kentucky (4)       New Mexico (4)        Utah (4)
Colorado (25)     Louisiana (1)      North Carolina (30)   Virginia (36)
Delaware (1)      Maryland (15)      Ohio (18)             Washington, D. C. (1)
Florida (95)      Minnesota (1)      Oklahoma (24)         Washington (15)
Georgia (53)      Mississippi (3)    Oregon (7)            Wisconsin (2)
Illinois (16)     Missouri (31)      Pennsylvania (5)      Wyoming (1)

As of July 3, 1999, the Company operated 743 Academies, 672 of which were leased under operating leases, 55 of which were owned and 16 of which were operated in employer-owned centers. Most of these Academy leases have 15-year terms, some have 20-year terms, many have renewal options, and most require the Company to pay utilities, maintenance, insurance and property taxes. In addition, some of the leases provide for contingent rentals, if the Academy's operating revenue exceeds certain base levels.

On July 21, 1999 the Company acquired Bright Start, Inc. (see note 13 to the consolidated financial statements) which operates 43 child care/pre-school facilities in the states of Minnesota, Wisconsin, Nevada, and New Mexico. These facilities are leased under operating leases of various terms.

In opening a new Academy, the Company historically acquires the land, constructs the facility and then seeks long-term financing through a sale (at cost) and operating leaseback transaction. The Company currently leases 672 Academies from approximately 400 investors.

The leases have initial terms expiring as follows:

     YEARS INITIAL LEASE TERMS EXPIRE                   NUMBER OF ACADEMIES
               2000                                              67
               2001                                              92
               2002-2007                                        451
               2008 and later                                    62
                                                                ---
                                                                672
                                                                ---

The Company has generally been successful when it has sought to renew expiring Academy leases.

In fiscal year 1999, the Company opened six Residential Academies and seven Montessori schools. The Company expects to have an additional eight Residential Academies and seven Montessori schools open for fall enrollment.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is not publicly traded. As of September 30, 1999, Investor owned 90.3% of the Company's common stock, management owned 6.1% and Vestar/LPT Limited Partnership owned 3.6%.

No cash dividends were declared or paid on the common stock during fiscal year 1999 and 1998. The Company's Senior Notes and preferred stock (see Note 3 and
Note 7, respectively, to the Consolidated Financial Statements) contain certain covenants that, among other things, do not permit La Petite to pay cash dividends on its common or preferred stock now or in the immediate future.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS OF DOLLARS)

                                          44 WEEKS        52 WEEKS        52 WEEKS        53 WEEKS         52 WEEKS
                                            ENDED          ENDED            ENDED           ENDED            ENDED
                                           JULY 3,        AUGUST 29,      AUGUST 30,      AUGUST 31,       AUGUST 26,
                                            1999            1998             1997            1996             1995
                                         -----------     -----------     -----------     -----------     -----------
INCOME STATEMENT DATA
Operating revenue                        $   281,072     $   314,933     $   302,766     $   300,277     $   279,806
Operating expenses:
     Salaries, wages and benefits            150,052         166,501         159,236         155,046         142,757
     Facility lease payments                  34,717          39,641          39,332          39,587          39,901
     Depreciation                             10,911          13,892          13,825          13,680          13,501
     Amortization of goodwill                    925           1,884           2,236           2,774           3,712
        and other intangibles
     Restructuring charge (a)                                                                                 11,700
     Recapitalization costs (b)                                8,724
     Other                                    68,277          76,258          74,111          78,310          75,981
                                         -----------     -----------     -----------     -----------     -----------
Total operating expenses                     264,882         306,900         288,740         289,397         287,552
                                         -----------     -----------     -----------     -----------     -----------
Operating income (loss)                       16,190           8,033          14,026          10,880          (7,746)
Interest expense (c)                          16,145          14,126           9,245          10,256          11,110
Minority interest in net
     income of subsidiary                                      2,849           3,693           3,561           2,824
Interest income                                 (153)           (885)           (959)           (903)         (1,063)
                                         -----------     -----------     -----------     -----------     -----------
Income (loss) before income taxes
     and extraordinary item                      198          (8,057)          2,047          (2,034)        (20,617)
Provision (benefit) for income
     taxes                                       995            (254)          3,264           1,518          (6,155)
                                         -----------     -----------     -----------     -----------     -----------
Loss before extraordinary item                  (797)         (7,803)         (1,217)         (3,552)        (14,462)
Extraordinary item - loss on
     early retirement of debt (d)                             (5,525)                           (819)
                                         -----------     -----------     -----------     -----------     -----------
Net loss                                 $      (797)    $   (13,328)    $    (1,217)    $    (4,371)    $   (14,462)
                                         ===========     ===========     ===========     ===========     ===========
BALANCE SHEET DATA (AT END OF
PERIOD)
Total assets                             $   169,175     $   160,791     $   171,160     $   177,133     $   195,604
Subordinated debt                                                                903           1,590           1,555
Total debt                                   183,999         185,727          85,903          86,590          99,186
Redeemable preferred stock                    29,310          25,625          32,521          28,827          25,266
Stockholders' equity (deficit)              (110,183)       (105,701)          3,374           4,787           9,175
OTHER DATA
EBITDA (e)                               $    28,026     $    32,533     $    30,087     $    27,334     $    21,167
Depreciation and amortization (f)             12,665          16,621          16,911          17,704          18,638
Capital expenditures                          31,666          13,637           7,300           8,570           9,101
Proceeds from sale of assets                  12,462           2,632             452           2,525           6,145
Academies at end of period                       743             736             745             751             786

FTE utilization during the period (g)             65%             65%             66%             64%             59%

a) During fiscal year 1995, the Company approved a plan to close 39 Academies located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. Accordingly, the Company recorded an $11.7 million restructuring charge ($7.0 million after tax) to provide for costs associated with the Academy closures and restructuring. The charge included approximately $10.0 million for the present value of rent and real estate taxes for the remaining lease terms. The charge also included restructuring and other costs related to the closures.
b) Recapitalization costs consist principally of transaction bonuses of $1.5 million and payments for the cancellation of options of $7.2 million, both of which were inclusive of payroll taxes.
c) Interest expense includes $0.8 million, $0.8 million, $0.9 million, $1.3 million, and $1.4 million of amortization of deferred financing costs and accretion of the discount on the Convertible Debentures for fiscal years 1999, 1998, 1997, 1996, and 1995, respectively.
d) On May 11, 1998, the Company incurred a $5.5 million extraordinary loss related (i) to the retirement of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003 and (iii) the retirement of all the then outstanding exchange debentures. The loss principally reflects the write off of premiums and related deferred financing costs, net of applicable income tax benefit.
e) EBITDA is defined herein as net income before non-cash restructuring charges, extraordinary items, net interest cost, taxes, depreciation and amortization and is presented because it is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.
f) Depreciation and amortization includes amortization of deferred financing costs and the accretion of the discount on the Convertible Debentures, which are presented in interest expense on the statements of income.
g) FTE Utilization is the ratio of FTE students to the total operating capacity for all of the Company's Academies. FTE attendance is not a measure of the absolute number of students attending the Company's Academies; rather, it is an approximation of the full-time equivalent number of students based on Company estimates and weighted averages. For example, a student attending full-time is equivalent to one FTE, while a student attending one-half of each day is equivalent to 0.5 FTE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this document.

On June 10, 1999, the Company changed its fiscal year to be the period starting on the first Sunday in July and ending on the first Saturday in July in the subsequent year (See Note 1 of the Notes to Consolidated Financial Statements). For comparative purposes the table below presents the results of the 44 weeks ended July 4, 1998 and the results of the 44 weeks ended July 3, 1999. The subsequent discussion of results is based on the 44 week comparison.

The Company's operating results for the 44 weeks ended July 3, 1999 are consistent and comparable with the 44 weeks ended July 4, 1998 except for pre-opening costs and operating losses associated with new educational facilities (the Academies). Pre-opening costs are included in other operating costs, and cover all activities associated with preparing a new Academy for opening other than capital development cost. Pre-opening costs for the 44 weeks ended July 3, 1999 were $0.6 million. New Academies also typically generate operating losses during the first few months of operation, until the Academies achieve normalized occupancies. Included in operating income and EBIDTA were new Academy operating losses of $0.6 million for the 44 weeks ended July 3, 1999. There were no significant pre-opening costs or new Academy operating losses during the same period last year as the new Academy construction program was not fully underway until fiscal year 1999.

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

1999 COMPARED TO 1998 RESULTS (IN THOUSANDS OF DOLLARS)

                                    44 WEEKS ENDED              44 WEEKS ENDED
                               -------------------------    -------------------------
                                 July 3,      Percent of      July 4,      Percent of
                                  1999         Revenue         1998         Revenue
                               -----------   -----------    -----------   -----------
Operating revenue              $   281,072         100.0%   $   267,242         100.0%

Operating expenses:
Salaries, wages and benefits       150,052          53.4        140,991          52.8
Facility lease payments             34,717          12.4         33,581          12.6
Depreciation                        10,911           3.9         11,769           4.4
Amortization of goodwill
and other intangibles                  925           0.3          1,716           0.6
Recapitalization costs                                            8,724           3.3
Other                               68,277          24.3         64,621          24.2
                               -----------   -----------    -----------   -----------
Total operating expenses           264,882          94.3        261,402          97.9
                               -----------   -----------    -----------   -----------

Operating income               $    16,190           5.7%   $     5,840           2.1%
                               ===========   ===========    ===========   ===========

EBITDA                         $    28,026          10.0%   $    28,049          10.5%
                               ===========   ===========    ===========   ===========

Fifteen Academies in operation on July 4, 1998 were closed and thirteen new Academies were opened prior to July 3, 1999. As a result, the Company operated 743 Academies on July 3, 1999. The closures resulted principally from management decisions not to renew the leases or contracts of certain Academies.

Operating revenue. Operating revenue increased 5.2% during the 44 weeks ended July 3, 1999 as compared to the 44 weeks ended July 4, 1998. Excluding closed and new Academies from both years, operating revenue increased 5.5%, full time equivalent (FTE) attendance decreased 1.4%, and average weekly FTE tuition increased 6.9% during the 44 weeks ended July 3, 1999 as compared to the 44 weeks ended July 4, 1998. The decline in FTE's occurred principally in the infant, toddler and school age programs as the Company is concentrating its focus on enhancing and expanding its pre-school program. Prior to the start of fiscal year 1999, 238 Academies received modification to enhance the preschool environment. The modifications included new room arrangements and added preschool furniture and equipment which enhanced the pre-school appearance of the Academies. The Company's Journey program continues to be an outstanding curriculum for young children. As a result of this effort, attendance of pre-school aged children increased 1,407 in the eight weeks ended June 5, 1999 (end of the school term) as compared to the same period in 1998. This gain, however, was offset by declines in infants, toddlers, and school age children. During fiscal year 1999 additional Academies received the pre-school enhancements and by year-end, 550 Academies had been impacted.

The increase in average weekly tuition per FTE was principally due to: (i) selective price increases which were put into place in February of fiscal years 1998 and 1999, based on geographic market conditions and class capacity utilization and (ii) changes in various tuition rate discount policies which took place in fiscal year 1999 and (iii) the change in enrollment mix resulting in fewer children in the lower priced school age before and after program and more children in the higher priced preschool program, offset somewhat by the decline of children in the higher price infant and toddler programs.

Salaries, wages and benefits. Salaries, wages and benefits increased $9.1 million or 6.4% during the 44 weeks ended July 3, 1999 as compared to the 44 weeks ended July 4, 1998. The increase was principally due to a 7.0% increase in average hourly wage rates, and higher health care costs resulting from benefit plan enhancements. These increases were offset by a small decline in hours worked. As a percentage of revenue, labor costs were 53.4% for the 44 weeks ended July 3, 1999 as compared to 52.8% during the 44 weeks ended July 4, 1998.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased 46.1% during the 44 weeks ended July 3, 1999 as compared to the 44 weeks ended July 4, 1998, as certain intangible assets became fully amortized at the end of the third quarter of fiscal year 1998.

Recapitalization costs. Recapitalization costs consist principally of transaction bonuses of $1.5 million and payments for the cancellation of stock options of $7.2 million, both of which were inclusive of payroll taxes.

All other operating costs. Many of the Company's operating costs are relatively fixed and do not decline or increase directly with small changes in attendance. Facility lease expense, depreciation, amortization and other operating costs, which includes repair and maintenance, utilities, insurance, marketing, real estate taxes, food, supplies and transportation, excluding pre-opening costs all declined or remained unchanged as a percentage of revenue during the 44 weeks ended July 3, 1999, as compared to the 44 weeks ended July 4, 1998.

Operating income and EBITDA. As a result of the foregoing, operating income was $16.2 million for the 44 weeks ended July 3, 1999, as compared to $5.8 million during the 44 weeks ended July 4, 1998. Excluding Recapitalization Costs, this reflects gains in operating income of 11.2% for the 44 weeks ended July 3, 1999, as compared to the 44 weeks ended July 4, 1998. Earnings before recapitalization costs, extraordinary items, interest, taxes, depreciation and amortization (EBITDA) was $28.0 million for 44 weeks ended July 3, 1999 and for the 44 weeks ended July 4, 1998. Excluding pre-opening costs and new

Academy operating losses, EBIDTA would have been $29.2 million for 44 weeks ended July 3, 1999 as compared to $28.1 million for the 44 weeks ended July 4, 1998.

Interest expense. Net interest expense for the 44 weeks ended July 3, 1999 increased $2.9 million from the 44 weeks ended July 4, 1998. The increase was mainly due to increased interest payments related to the issuance of $145.0 million of 10% Senior Notes and a $40.0 million term loan facility under the Credit Agreement which occurred as part of the Recapitalization (see notes to the consolidated financial statements).

Loss on retirement of debt. On May 11, 1998, the Company incurred a $5.5 million extraordinary loss related (i) to the retirement of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003 and (iii) the retirement of all the then outstanding exchange debentures. The loss principally reflects the write off of premiums and related deferred financing costs, net of applicable income tax benefit.

Income tax rate. After adding back the permanent differences to pretax income, the effective income tax rate for the 44 weeks ended July 3, 1999 was approximately 47%, as compared to approximately 33% for the 44 weeks ended July 4, 1998. The 1999 fiscal year effective income tax rate was impacted by the resolution of issues raised by the IRS regarding the Company's benefit plan. (see note 8 to the consolidated financial statements).

1998 COMPARED TO 1997 ACTUAL RESULTS (IN THOUSANDS OF DOLLARS)

                                    52 WEEKS ENDED               52 WEEKS ENDED
                               -------------------------    -------------------------
                                August 29,    Percent of     August 30,    Percent of
                                  1998         Revenue         1997         Revenue
Operating revenue              $   314,933         100.0%   $   302,766         100.0%

Operating expenses:
Salaries, wages and benefits       166,501          52.9        159,236          52.6
Facility lease payments             39,641          12.6         39,332          13.0
Depreciation                        13,892           4.4         13,825           4.6
Amortization of goodwill
and other intangibles                1,884           0.6          2,236           0.7
Recapitalization costs               8,724           2.8
Other                               76,258          24.2         74,111          24.5
                               -----------   -----------    -----------   -----------
Total operating expenses           306,900          97.5        288,740          95.4
                               -----------   -----------    -----------   -----------

Operating income               $     8,033           2.5%   $    14,026           4.6%
                               ===========   ===========    ===========   ===========

EBITDA                         $    32,533          10.3%   $    30,087           9.9%
                               ===========   ===========    ===========   ===========
Adjusted EBITDA                $    34,332          10.9%   $    30,787          10.2%
                               ===========   ===========    ===========   ===========

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

Salaries, wages and benefits. Salaries, wages and benefits increased $7.3 million or 4.6% during the 52 weeks ended August 29, 1998 as compared to the 52 weeks ended August 30, 1997. The increase was principally due to increased average hourly wage rates as staff hours worked in fiscal year 1998 declined slightly from the prior year. As a percentage of revenue, labor costs were 52.9% for the 52 weeks ended August 29, 1998 as compared to 52.6% during the 52 weeks ended August 30, 1997.

Recapitalization costs. Recapitalization costs consist principally of transaction bonuses of $1.5 million and payments for the cancellation of options of $7.2 million, both of which were inclusive of payroll taxes.

All other operating costs. Many of the Company's operating costs are relatively fixed and do not decline or increase directly with small changes in attendance. Facility lease expense, depreciation, amortization and other operating costs all declined or remained unchanged as a percentage of revenue during the 52 weeks ended August 29, 1998, as compared to the 52 weeks ended August 30, 1997. In September 1997, the Company held a special conference to which all Academy Directors were invited at which the Company articulated its future business strategy for the growth of the Company. Total operating expenses for the 52 weeks ended August 29, 1998 include $1.2 million related to this conference.

Operating income and EBITDA. As a result of the foregoing, operating income was $8.0 million for the 52 weeks ended August 29, 1998, as compared to $14.0 million during the 52 weeks ended August 30, 1997. Earnings before recapitalization costs, extraordinary items, interest, taxes, depreciation and amortization (EBITDA) was $32.5 million for the 52 weeks ended August 29, 1998 as compared to $30.1 million for the 52 weeks ended August 30, 1997, an increase of 8.1%. Adjusted EBITDA, defined as EBITDA exclusive of the special conference and of Vestar management and board fees which ceased with the recapitalization, was $34.3 million for the 52 weeks ended August 29, 1998 as compared to $30.8 million for the 52 weeks ended August 30, 1997, an increase of 10.7%.

Interest expense. Net interest expense for the 52 weeks ended August 29, 1998 increased $4.1 million from the 52 weeks ended August 30, 1997. The increase was mainly due to $1.6 million in fees for bridge loan commitments related to the new debt offerings and increased interest payments related to the 10% Senior Notes and term loan under the Credit Agreement (see notes to the consolidated financial statements).

Loss on retirement of debt. On May 11, 1998, the Company incurred a $5.5 million extraordinary loss related (i) to the retirement of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003 and (iii) the retirement of all the then outstanding exchange debentures. The loss principally reflects the write off of premiums and related deferred financing costs, net of applicable income tax benefit.

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

Weekly tuition, the Company's primary source of revenue, is due from parents on Mondays, in advance of service delivery. Accordingly, receivables from parents are very low and accounts receivable generally reflects amounts due from third party paying agencies. In addition, the nature of the Company's business does not require a significant investment in inventories or other current assets. Payroll, supplies and most other cost items, other than rent, are generally paid in arrears, generating current liabilities in excess of working capital requirements. As a result the Company has historically operated with negative working capital, which funds can be used in the business or to reduce debt.

The Company incurred substantial indebtedness in connection with the Recapitalization. See note 1 of the notes to consolidated financial statements.

In connection with the Recapitalization, Parent and La Petite entered into the Credit Agreement, consisting of the $40 million Term Loan Facility and the $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility which, together with the proceeds from the sale of the Senior Notes and the Equity Investment, were used to consummate the Recapitalization and to pay the related fees and expenses.

The Term Loan Facility is subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of the Company's excess cash flow (as defined). The Term Loan Facility will terminate on May 11, 2005. The term loan amortizes in an amount equal to $1.0 million in each of the first five years, $10.0 million in the sixth year and $25.0 million in the seventh year. The Revolving Credit Facility will terminate on the same date.

The Company opened thirteen new Academies during fiscal 1999, and expects to open 15 more between July and October. During fiscal 2000, new development will be reduced as discussed below. The cost to open a new Academy ranges from $1.0 million to $1.5 million, of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the Academy may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process.

Purchasers of Academies in sale and leaseback transactions have included insurance companies, bank trust departments, pension funds, real estate investment trusts and individuals. The leases are operating leases and generally have terms of 15 to 20 years with one or two five-year renewal options. Most of these transactions are structured with an annual rental designed to provide the owner/lessor with a fixed cash return on its capitalized cost over the term of the lease. In addition, many of the Company's leases provide for either contingent rentals if the Academy's operating revenue exceeds certain levels or a fixed percentage increase every five years. Letters of commitment and substantial funding have been obtained for all but two of the units being developed during calendar 1999. Due diligence is currently in process and sale closings are expected to generally occur over the next few months. Although the Company expects sale and leaseback transactions to continue to finance its expansion, no assurance can be given that such funding will always be available.

On July 21, 1999 the Company acquired all the outstanding shares of Bright Start, Inc. ("Bright Start") for $9.3 million in cash and assumed approximately $2.0 million in debt. Bright Start operates 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico. For the year ended August 31, 1998 Bright Start had operating revenue of $22.2 million and at August 31, 1998 total assets were $5.1 million. See Note 13 to the consolidated financial statements.

Total capital expenditures for fiscal 1997, 1998 and 1999, were $7.3 million, $13.6 million and $31.7 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new Academies, to be maintenance capital expenditures. Maintenance capital expenditures for fiscal 1997, 1998, and 1999 were $7.0 million, $9.2 million and $6.1 million, respectively.

During fiscal year 1999 the Company invested $25.5 million in new Academy development and received $19.3 million as construction financing for sale and leaseback transactions. Sale and leaseback transactions, completed or currently in process, will fund most of this development. For fiscal year 1999, the Company used $4.0 million of the Revolving Credit Facility to temporarily fund a portion of this investment.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses in fiscal 1997, 1998 and 1999 were $9.2 million, $9.9 million and $8.9 million, respectively.

The Company's ability to meet its debt and redeemable preferred stock obligations is dependent on future earnings and cash flows. The Senior Notes and preferred stock contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness or pay cash dividends or certain other restricted payments. As of July 3, 1999, the Company, in compliance with all of the covenants, is not permitted to pay cash dividends on its common or preferred stock.


INFLATION AND GENERAL ECONOMIC CONDITIONS

The Company has historically been able to increase tuition to offset increases in its costs. During 1997 and 1998, a period of low to moderate inflation, the Company implemented selective increases in tuition rates, based on geographic market conditions and class capacity utilization. The Company did not experience a material decline in attendance as a result of these increases.

On September 1, 1997, the Federal Minimum Wage increased from $4.75 to $5.15 per hour. This increase did not materially impact the Company's operations.

During fiscal 1999, the Company experienced inflationary pressures on average wage rates as hourly rates increased 7%. Management believes this is occurring industry wide and there is no assurance that such wage rate increases can be recovered through future increases in tuition.

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

OTHER INFORMATION

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On May 11, 1998, the Company recapitalized, providing for (a) Series B Senior Notes in the aggregate principal amount of $145 million, (b) a Term Loan Facility in the aggregate principal amount of $40 million and (c) a Revolving Credit Facility providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $25 million. Borrowings under the Senior notes bear interest at 10% per annum. Borrowings under the Credit Agreement will bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") plus a percentage based on the Company's financial performance; or (b) a rate equal to the highest of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1%, known as the average banking rate ("ABR") plus, in each case a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are initially 3.25% for LIBOR loans and 2.25% for ABR loans. The Senior Notes will mature in May 2008 and the Credit Agreement will mature in May

2005. The term loan amortizes in an amount equal to $1.0 million in each of the first five years, $10.0 million in the sixth year and $25.0 million in the seventh year.

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

There were no initial costs associated with either the swap or the interest rate collar agreements as the floor and ceiling cap rates were priced to offset each other. Any differential paid or received based on the swap/collar agreements is recognized as an adjustment to interest expense. As of July 3, 1999, the notional value of such derivatives was $184.3 million with an unrealized loss of $1.2 million. A 1% change in an applicable index rate, after giving effect to the interest rate collars and swap agreement, would result in an interest expense increase of $1.8 million per year.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets as of July 3, 1999 and August 29, 1998

         Consolidated Statements of Income for the 44 weeks ended July 3, 1999, 52 weeks ended August 29, 1998, and 52 weeks ended August 30, 1997

         Consolidated Statements of Stockholders' Equity for the 44 weeks ended July 3, 1999, 52 weeks ended August 29, 1998, and 52 weeks ended August 30, 1997

         Consolidated Statements of Cash Flows for the 44 weeks ended July 3, 1999, 52 weeks ended August 29, 1998, and 52 weeks ended August 30, 1997

         Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
   of LPA Holding Corp.

We have audited the accompanying consolidated balance sheets of LPA Holding Corp. and its subsidiary (the "Company") as of July 3, 1999 and August 29, 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the 44 weeks ended July 3, 1999, the 52 weeks ended August 29, 1998, and the 52 weeks ended August 30, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LPA Holding Corp. and its subsidiary as of July 3, 1999 and August 29, 1998, and the results of their operations and their cash flows for the 44 weeks ended July 3, 1999, the 52 weeks ended August 29, 1998, and the 52 weeks ended August 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Kansas City, Missouri
September 3, 1999

LPA HOLDING CORP.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                             JULY 3,       AUGUST 29,
ASSETS                                                        1999          1998
                                                           -----------   -----------
Current assets:
    Cash and cash equivalents                              $     4,572   $     6,868
    Restricted cash investments (Note 1)                         1,218         1,756
    Accounts and notes receivable, net                           8,077         7,002
    Prepaid food and supplies                                    7,884         5,987
    Other prepaid expenses                                       5,850         2,259
    Refundable income taxes (Note 5)                               192         1,776
    Current deferred income taxes (Note 5)                                     1,124
                                                           -----------   -----------
         Total current assets                                   27,793        26,772

Property and equipment, at cost:
    Land                                                         6,120         6,120
    Buildings and leasehold improvements                        77,197        71,754
    Equipment                                                   20,451        18,695
    Facilities under construction                               15,261         2,264
                                                           -----------   -----------
                                                               119,029        98,833
    Less accumulated depreciation                               48,310        37,839
                                                           -----------   -----------
         Net property and equipment                             70,719        60,994

Other assets (Note 2)                                           61,780        64,919
Deferred income taxes (Note 5)                                   8,883         8,106
                                                           -----------   -----------
                                                           $   169,175   $   160,791
                                                           ===========   ===========

LPA HOLDING CORP.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA) (CONTINUED)

                                                                           JULY 3,       AUGUST 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                                        1999           1998
                                                                         -----------    -----------
Current liabilities:
    Overdrafts due banks                                                 $     7,450    $     2,890
    Accounts payable                                                           7,972          7,447
    Current reserve for closed academies                                       1,366          1,595
    Current maturities of long-term debt and capital lease obligations         6,187          2,121
    Accrued salaries, wages and other payroll costs                           11,903         10,937
    Accrued insurance liabilities                                              2,389          4,043
    Accrued property and sales taxes                                           3,749          4,103
    Accrued interest payable                                                   2,388          4,771
    Other current liabilities                                                 11,199          5,572
    Current deferred income taxes (Note 5)                                       361
                                                                         -----------    -----------
         Total current liabilities                                            54,964         43,479

Long-term debt and capital lease obligations (Note 3)                        183,999        185,727
Other long-term liabilities (Note 4)                                          11,085         11,661

Series A 12% redeemable preferred stock ($.01 par value per share);           29,310         25,625
    30,000 shares authorized, issued and outstanding at aggregate liquidation preference of $1,036.558 as of August 29, 1998 and of
    $1,143.444 as of July 3, 1999 (Note 7)

Stockholders' deficit:
    Class A common stock ($.01 par value per share); 950,000 shares                6              6
    authorized and 560,026 shares issued and outstanding as of August
    29, 1998 and July 3, 1999
    Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of August 29, 1998 and July
    3, 1999
    Common  stock warrants                                                     5,645          5,645
    Accumulated deficit                                                     (115,834)      (111,352)
                                                                         -----------    -----------
         Total stockholders' deficit                                        (110,183)      (105,701)
                                                                         -----------    -----------
                                                                         $   169,175    $   160,791
                                                                         ===========    ===========

See notes to consolidated financial statements.

LPA HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF DOLLARS)

                                                 44 WEEKS        52 WEEKS        52 WEEKS
                                                   ENDED           ENDED           ENDED
                                                  JULY 3,        AUGUST 29,       AUGUST 30,
                                                   1999            1998             1997
                                                ------------    ------------    ------------
Operating revenue                               $    281,072    $    314,933    $    302,766

Operating expenses:
    Salaries, wages and benefits                     150,052         166,501         159,236
    Facility lease expense                            34,717          39,641          39,332
    Depreciation                                      10,911          13,892          13,825
    Amortization of goodwill and other
       intangibles                                       925           1,884           2,236
    Recapitalization costs (Note 1)                                    8,724
    Other                                             68,277          76,258          74,111
                                                ------------    ------------    ------------

                                                     264,882         306,900         288,740
                                                ------------    ------------    ------------

Operating income                                      16,190           8,033          14,026
                                                ------------    ------------    ------------

Interest expense                                      16,145          14,126           9,245
Minority interest in net income of subsidiary                          2,849           3,693
Interest income                                         (153)           (885)           (959)
                                                ------------    ------------    ------------
        Net interest costs                            15,992          16,090          11,979
                                                ------------    ------------    ------------
Income (loss) before income taxes
    and extraordinary item                               198          (8,057)          2,047
Provision (benefit) for income taxes                     995            (254)          3,264
                                                ------------    ------------    ------------
Loss before extraordinary item                          (797)         (7,803)         (1,217)
                                                ------------    ------------    ------------
Extraordinary loss on retirement of
    debt, net of applicable income taxes
    of $3,776  (Note 11)                                              (5,525)
                                                ------------    ------------    ------------

Net loss                                        $       (797)   $    (13,328)   $     (1,217)
                                                ============    ============    ============

See notes to consolidated financial statements.

LPA HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS OF DOLLARS)

                                   COMMON STOCK                                                                           TOTAL
                                   ------------
                                 NUMBER                 PREFERRED                 PAID-IN    ACCUMULATED  TREASURY    STOCKHOLDERS'
                               OF SHARES     AMOUNT       STOCK      WARRANTS     CAPITAL     DEFICIT       STOCK    EQUITY(DEFICIT)
                              ------------  ---------   ---------   ---------    ---------   -----------  ---------  ---------------
Balance, August 31, 1996         852,160    $       9   $       3                $  33,105      (28,227)  $   (103)   $   4,787

10% Cumulative Non                                                                   1,129       (1,129)
Convertible Preferred
Dividend
Repurchase of common stock                                                                                    (196)        (196)
Net loss                                                                                         (1,217)                 (1,217)
                               ---------    ---------   ---------   ---------    ---------    ---------   ---------   ---------

Balance, August 30, 1997         852,160            9           3                   34,234      (30,573)       (299)       3,374

10% Cumulative Non                                                                     848         (848)
Convertible Preferred
Dividend
Issuance of common stock         523,985            5                               70,120                                70,125
Repurchase of common stock                                                                                      (41)         (41)
Redemption of preferred stock                                  (3)                 (59,271)                              (59,274)
Redemption of common            (769,859)          (8)                             (45,931)     (57,092)                (103,031)
stock
Issuance of warrants                                                    5,645                                              5,645
Equity issuance costs                                                                            (7,901)                  (7,901)
Cancellation of treasury         (26,260)                                                          (340)        340
stock
Preferred stock                                                                                  (1,270)                  (1,270)
dividend (Note 7)
Net loss                                                                                        (13,328)                 (13,328)
                               ---------    ---------   ---------   ---------    ---------    ---------   ---------   ----------

Balance, August 29, 1998         580,026            6                   5,645                  (111,352)                (105,701)

Preferred stock dividend                                                                         (3,685)                  (3,685)
Net loss                                                                                           (797)                    (797)
                               ---------    ---------   ---------   ---------    ---------    ---------   ---------   ----------

Balance, July 3, 1999            580,026    $       6   $       0   $   5,645    $            $(115,834)  $           $(110,183)
                               =========    =========   =========   =========    =========    =========   =========   =========

See notes to consolidated financial statements.

LPA HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)

                                                                             44 WEEKS ENDED   52 WEEKS ENDED    52 WEEKS ENDED
                                                                               JULY 3, 1999   AUGUST 29, 1998   AUGUST 30,1997
                                                                             --------------   ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $        (797)   $     (13,328)   $      (1,217)
     Adjustments to reconcile net loss to net cash from
     operating activities
          Noncash portion of extraordinary loss on retirement
          of debt                                                                                      3,209
          Depreciation and amortization                                              12,665           16,621           16,911
          Deferred income taxes                                                         708           (4,799)             223
          Minority interest in net income of La Petite Academy,
          Inc                                                                                          2,849            3,693
          Changes in assets and liabilities:
              Accounts and notes receivable                                          (1,014)          (1,924)          (1,402)
              Prepaid expenses and supplies                                          (5,488)           1,353             (980)
              Accrued property and sales taxes                                         (354)             (26)            (125)
              Accrued interest payable                                               (2,383)           4,052              (20)
              Other changes in assets and liabilities, net                            6,983             (783)          (2,197)
                                                                              -------------    -------------    -------------
                   Net cash from operating activities                                10,320            7,224           14,886
                                                                              -------------    -------------    -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES
     Capital expenditures                                                           (31,666)         (13,637)          (7,300)
     Proceeds from sale of assets                                                    12,462            2,632              452
                                                                              -------------    -------------    -------------
                   Net cash used for investing activities                           (19,204)         (11,005)          (6,848)
                                                                              -------------    -------------    -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES
     Repayment of debt and capital lease obligations                                 (8,692)        (121,726)            (900)
     Borrowings under the Revolving Credit Agreement                                 11,000
     Additions to long-term debt                                                                     185,000
     Deferred financing costs                                                          (818)          (7,605)
     Retirement of old equity                                                                       (162,304)
     Proceeds from issuance of common stock, net of expenses                                          62,224
     Proceeds from issuance of preferred stock and warrants                                           30,000
     Increase (reduction)  in bank overdrafts                                         4,560              533           (2,873)
     Decrease (increase)  in restricted cash investments                                538              556            6,915
                                                                              -------------    -------------    -------------
                   Net cash from (used for) financing activities                      6,588          (13,322)           3,142
                                                                              -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                     (2,296)         (17,103)          11,180
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      6,868           23,971           12,791
                                                                              -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $       4,572    $       6,868    $      23,971
                                                                              ============     =============    =============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amounts capitalized)                               $      17,699    $       9,229    $       8,415
          Income taxes                                                                  275            2,084            5,470
     Cash received during the period for:
          Interest                                                            $         152    $       1,000    $         848
          Income taxes                                                                2,122              207            1,154
     Non-cash investing and financing activities:
          Capital lease obligations of $29,  $3,170 and $391
          were incurred during the 44 weeks ended July 3, 1999 and the 52 weeks ended August 29, 1998, and August 30, 1997 respectively, when the
          Company entered into leases for new computer equipment

See notes to consolidated financial statements.

LPA HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

         FISCAL YEAR END - On June 10, 1999, the Company changed its fiscal year to be the 52 or 53 week period ending on the first Saturday in July. Prior to this change the Company utilized a fiscal year consisting of the 52 or 53 week period ending on the last Saturday in August. The report covering the transition period is presented herein.

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

         DEPRECIATION AND AMORTIZATION - Buildings, furniture and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. For financial reporting purposes, buildings are generally depreciated over 29 to 40 years, furniture and equipment over three to 10 years and leasehold improvements over five to 15 years.

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

         INCOME TAXES -The Company establishes deferred tax assets and liabilities, as appropriate, for all temporary differences, and adjusts deferred tax balances to reflect changes in tax rates expected to be in effect during the periods the temporary differences reverse. Management has evaluated the recoverability of the deferred income tax asset balances and has determined that the deferred balances will be realized based on future taxable income.

         DISCLOSURES REGARDING FINANCIAL INSTRUMENTS - The carrying values of the Company's financial instruments, with the exception of the Company's Senior Notes, preferred stock, and financial derivatives, approximate fair value. The estimated fair values of Senior Notes and preferred stock at July 3, 1999 were $137.7 million and $34.3 million, respectively. The estimated fair values of Senior Notes and preferred stock at August 29, 1998 were $140.1 million and $31.1 million, respectively. The combined estimated fair value of the Company's interest rate contracts at July 3, 1999 was a liability of $1.2 million.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of the beginning of its 1997 fiscal year. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. There was no impact on the Company's results of operations or financial condition upon adoption of Statement No. 121.

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

         DERIVATIVE FINANCIAL INSTRUMENTS - The Company utilizes swap and collar agreements to manage interest rate risks. The Company has established a control environment, which includes policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes. Any differential paid or received based on the swap/collar agreements is recognized as an adjustment to interest expense. Amounts receivable or payable under derivative financial instrument contracts, when recognized are reported on the Consolidated Balance Sheet as both current and long term receivables or liabilities. Gains and losses on terminations of hedge contracts are recognized as other operating expense when terminated in conjunction with the termination of the hedged position, or to the extent that such position remains outstanding, deferred as prepaid expenses or other liabilities and amortized to interest expense over the remaining life of the position.

         SEGMENT REPORTING - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This pronouncement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. The Company adopted SFAS No. 131 during fiscal year 1999. The Company has determined that it currently operates entirely in one segment.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new standard becomes effective for the Company's fiscal year 2001. Management has not yet assessed the impact that the adoption of SFAS No. 133 will have on the Company's financial position or results of operations.

         RECLASSIFICATIONS - Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

2.       OTHER ASSETS

                                                              JULY 3,        AUGUST 29,
                                                               1999           1998
                                                            -----------    -----------
           Intangible assets:
           Excess purchase price over net assets acquired   $    64,277    $    64,277
           Curriculum                                             1,497          1,497
           Accumulated amortization                             (13,746)       (11,784)
                                                            -----------    -----------
                                                                 52,028         53,990

           Deferred financing costs                               8,423          7,605
           Accumulated amortization                              (1,088)          (259)
           Other assets                                           2,417          3,583
                                                            -----------    -----------
                                                            $    61,780    $    64,919
                                                            ===========    ===========

3.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
         (in thousands of dollars)

                                                                      JULY 3,     AUGUST 29,
                                                                      1999           1998
                                                                   -----------    -----------
           Senior Notes, 10.0% due May 15, 2008 (a)                $   145,000    $   145,000
           Borrowings under credit agreement (b)                        43,250         40,000
           Capital lease obligations                                     1,936          2,848
                                                                   -----------    -----------
                                                                       190,186        187,848
           Less current maturities of long-term debt and capital
                 lease obligations                                      (6,187)        (2,121)
                                                                   -----------    -----------
                                                                   $   183,999    $   185,727
                                                                   ===========    ===========

         a) The Senior Notes mature on May 15, 2008. Interest is payable semi-annually on May 15 and November 15 of each year. Commencing May 15, 2003, the Senior Notes are redeemable at various redemption prices at Parent and La Petite's option. The Senior Notes contain certain covenants that, among other things, limit Parent and La Petite's ability to incur additional debt, transfer or sell assets, and pay cash dividends.

                  To reduce interest expense on the $145 million Senior Notes, the Company entered into an interest rate swap transaction with an imbedded collar during the third quarter. The fixed rate debt was essentially exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The imbedded collar covers the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates. The notional value of this derivative was $145 million.

         b) On May 11, 1998, Parent and La Petite entered into an agreement (the Credit Agreement) providing for a term loan facility in the amount of $40.0 million and a revolving credit agreement, for working capital and other general corporate purposes through May 2005, in the amount of $25 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Parent, La Petite and its subsidiaries. Loans under the Credit Agreement will bear an interest rate per annum equal to (at Parent and La Petite's option): (i) a rate equal to an adjusted London inter-bank offered rate (LIBOR) plus a percentage based on La Petite's financial performance or (ii) a rate equal to the higher of Chase's prime rate, a certificate of deposit rate plus 1%, or the Federal Funds rate plus 1/2 of 1% plus in each case a percentage based on La Petite's financial performance. Parent and La Petite are required to pay fees of 0.5% per annum of the unused portion of the Credit Agreement plus letter of credit fees, annual administration fees, and agent arrangement fees. The Credit Agreement will mature in May 2005. The term loan amortizes in an amount equal to $1.0 million in each of the first five years, $10.0 million in the sixth year and $25.0 million in the seventh year.

                  To reduce the impact of interest rate changes on the Term Loan Facility, the Company entered into interest rate collar agreements during the second quarter. The collar agreements cover the LIBOR portion of the Term Loan Facility interest rate percentage, effectively setting maximum and minimum interest rates. As of July 3, 1999, the notional value of the interest rate collar agreements was $39.3 million.



         Scheduled maturities and mandatory prepayments of long-term debt and capital lease obligations during the five years subsequent to July 3, 1999 are as follows (in thousands of dollars):



         2000                                                   $          6,187
         2001                                                              1,740
         2002                                                              1,009
         2003                                                              1,000
         2004                                                              7,750
         2005 and thereafter                                    $        172,500
                                                                 ---------------
                                                                $        190,186
                                                                 ===============

4.       OTHER LONG-TERM LIABILITIES
         (in thousands of dollars)



                                                             JULY 3,  AUGUST 29,
                                                               1999    1998
                                                             -------- ---------


         Unfavorable lease, net of accumulated amortization $  3,800 $    4,848
         Non-current reserve for closed academies              2,682      3,822
         Long-term insurance liabilities                       4,603      2,991
                                                             -------  ---------
                                                            $ 11,085 $   11,661
                                                             =======  =========


         In connection with the acquisition of the Company, an intangible liability for unfavorable operating leases was recorded, which is being amortized over the average remaining life of the leases.

         The reserve for closed academies includes the long-term liability related to leases for Academies which were closed and are no longer operated by the Company.

5.       INCOME TAXES

         The provisions for income taxes recorded in the Consolidated Statements of Operations consisted of the following (in thousands of dollars):


                                            44 Weeks     52 Weeks     52 Weeks
                                             Ended        Ended        Ended
                                            July 3,     August 29,   August 30,
                                              1999        1998         1997
                                           ----------- ----------- -------------
         Refundable (Payable) Currently:
           Federal                       $      1,426 $    (4,231) $      2,920
           State                                  277        (822)          567
                                           ----------- ----------- -------------
            Total                               1,703      (5,053)        3,487
                                           ----------- ----------- -------------
         Deferred:
          Federal                                (593)      4,019          (186)
          State                                  (115)        780           (37)
                                          -----------  ----------- -------------
          Total                                  (708)      4,799          (223)
                                          -----------  ----------- -------------
                                         $        995  $     (254) $      3,264
                                          ===========  =========== =============



         The difference between the provision for income taxes, as reported in the Consolidated Statements of Income, and the provision computed at the statutory Federal rate of 34 percent is due primarily to state income taxes and nondeductible amortization of the excess of purchase price over the net assets acquired of $1.8 million, $2.1 million, and $2.1 million in the 44 weeks ended July 3, 1999, the 52 weeks ended August 29, 1998, and August 30, 1997, respectively. In addition, the 1999 fiscal year provision was impacted by the resolution of issues raised by the IRS regarding the Company's benefit plan. (see note 8 to the consolidated financial statements).

         Deferred income taxes result from differences between the financial reporting and tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects at July 3, 1999 and August 29, 1998 are estimated as follows (in thousands of dollars):


                                                                               JULY 3,        AUGUST 29,
                                                                                1999             1998
                                                                           --------------  ---------------
             Current deferred taxes:
               Accruals not currently deductible                          $       3,104  $          3,768
               Supplies                                                          (3,180)           (2,411)
               Prepaids and other                                                  (285)             (233)
                                                                           -------------   ---------------
                 Net current deferred tax assets
                 (liabilities)                                            $        (361) $          1,124
                                                                           =============   ===============

             Noncurrent deferred taxes:
               Unfavorable leases                                         $       1,543  $          1,968
               Insurance reserves                                                 1,869             1,214
               Reserve for closed academies                                       1,089             1,552
               Carryforward of net operating loss                                 2,003             2,166
               Property and equipment                                             2,262             1,140
               Intangible assets                                                   (172)             (235)
               Other                                                                289               301
                                                                           -------------   ---------------
                Net noncurrent deferred tax assets                        $       8,883  $          8,106
                                                                           =============   ===============


         The Company has federal net operating loss carryforwards to offset future taxable income through the tax year 2012. Management believes that the deferred tax assets recorded on the balance sheet are recoverable and no reserve is required. As of July 3, 1999, only the income tax returns for tax years subsequent to 1995 are open to examination.

6.       LEASES

         Academy facilities are leased for terms ranging from 15 to 20 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. Some leases provide for annual increases in the rental payment and many leases require the payment of additional rentals if operating revenue exceeds stated amounts. These additional rentals range from 2% to 10% of operating revenue in excess of the stated amounts and are recorded as rental expense. Vehicles are also rented under various lease agreements, most of which are cancelable within 30 days after a one-year lease obligation. Substantially all Academy and vehicle leases are operating leases. Rental expense for these leases were $39.1 million, $46.5 million, and $44.9 million, for the 44 weeks ended July 3, 1999, and 52 weeks ended August 29, 1998 and August 30, 1997, respectively. Contingent rental expense of $1.4 million, $1.4 million, and $1.5 million were included in rental expense for the 44 weeks ended July 3, 1999, and the 52 weeks ended August 29, 1998 and August 30, 1997.

         Aggregate minimum future rentals payable under facility leases as of July 3, 1999 were as follows (in thousands of dollars):

         Fiscal year ending:
         2000                                                          $ 38,766
         2001                                                            35,242
         2002                                                            29,808
         2003                                                            25,098
         2004                                                            19,931
         2005 and thereafter                                             48,019
                                                                   ------------
                                                                       $196,864
                                                                   ------------




7.       REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY

         The authorized stock of Parent, as of July 3, 1999, consists of:

         (i) 30,000 shares of Series A Redeemable Preferred Stock, $.01 par value, (the preferred stock) all of which were issued and outstanding. The carrying value of the preferred stock is being accreted to its redemption value of $30.0 million on May 11, 2008. The preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at 12.0% are cumulative and if not paid on the June 30 or December 31 semi-annual preferred stock dividend dates are added to the liquidation value. The liquidation value per share was $1,143.444 as of July 3, 1999 and $1,036.558 as of August 29, 1998. The
                 preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

         (ii) 950,000 shares of Class A Common Stock, $.01 par value, (the Class A Common Stock) of which 560,026 shares were issued and outstanding as of July 3, 1999.

         (iii) 20,000 shares of Class B Common Stock, $.01 par value, (the Class B Common Stock) of which 20,000 shares were issued and outstanding as of July 3, 1999. The Class B Common Stock votes together with the Class A Common Stock as a single class, with the holder of each share of common stock entitled to cast one vote. The holders of the Class B Common Stock have the exclusive right, voting separately as a class, to elect one member to the

                 Board of Directors of Parent. Each share of the Class B Common Stock is convertible at the option of the holder, at any time, into one share of Class A Common Stock.

         (iv) Warrants to purchase 42,180 shares of Class A Common Stock at a purchase price of $.01 per share any time on or before May 11, 2008. The Warrants were issued in connection with the sale of Series A Redeemable Preferred Stock; the Company recognized a discount on the preferred stock by allocating $5,645,000 to the Warrants representing the fair value of the Warrants when issued.

8.       BENEFIT PLAN

         The Company sponsors a defined contribution plan (the "Plan") for substantially all employees. Until January 1, 1998 eligible participants could make contributions to the Plan from 1% to 20% of their compensation (as defined). The Company also made contributions at the discretion of the Board of Directors. Contribution expense attributable to this Plan was $0.3 million, $0 million, and $0.4 million, for the 44 weeks ended July 3, 1999, and the 52 weeks ended August 29, 1998 and August 30, 1997.

         The Plan was under audit by the Internal Revenue Service ("IRS") which raised several issues concerning the Plan's operation. All issues raised by the IRS have been satisfactorily resolved and the impact was not material. However, recognizing some inherit deficiencies in the Plan's design, the Company has petitioned the IRS for the right to terminate the plan effective May 31, 1999.

9.       RELATED PARTY TRANSACTIONS

         MANAGEMENT CONSULTING AGREEMENT - The Company had entered into an agreement for management consulting services with Vestar Management Partners ("Vestar") pursuant to which Vestar made available to the Company management consulting, corporate finance and investment advice for which the Company paid an annual fee of $500,000. The agreement was terminated on May 11, 1998.

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

10.      CONTINGENCIES

         The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial statements.

11.      EXTRAORDINARY LOSS

         On May 11, 1998, the Company incurred a $5.5 million extraordinary loss related (i) to the retirement of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003 and (iii) the retirement of all the then outstanding exchange debentures. The loss principally reflects the write-off of premiums and related deferred financing costs, net of applicable income tax benefit.

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

         Effective May 11, 1998, the Board of Directors of LPA Holding Corp adopted the "1998 Stock Option Plan" and a separate "Stock Option Agreement" with the Chief Executive Officer (together the "Plans"). The Plans provide for the granting of Tranche A and Tranche B options to purchase up to 60,074 shares of the Company's common stock. Options to purchase 57,757 shares of the Company's common stock have been granted. Tranche A options were granted at $66.92 per share, which approximates the fair value of a share of common stock of the Company at the date of grant. These options expire ten years from the date of grant and become exercisable ratably over 48 months. Tranche B options were granted at $133.83 per share, expire ten years from the date of grant and are exercisable only in the event of a change in control or a registered public offering of common stock which provides certain minimum returns (as defined).

         Stock option transactions during the past three years have been as follows:

                                                                                  1998 PLANS
                                    STOCK OPTIONS ISSUED PRIOR ---------------------------------------------------
                                      TO RECAPITALIZATION                  TRANCHE A           TRANCHE B
                                    -------------------------  --------------------------  ------------------------
                                                WEIGHTED AVG.             WEIGHTED AVG.               WEIGHTED AVG.
                                    OPTIONS     OPTION PRICE   OPTIONS  OPTION PRICE       OPTIONS    OPTION PRICE
                                    -------    --------------  -------  -----------------  -------    -------------



         OPTIONS OUTSTANDING AT
           AUGUST 31, 1996           76,294        $16.95

           GRANTED                   11,500        $35.00
           CANCELED                  15,500        $18.00
                                    -------    ----------

         OPTIONS OUTSTANDING  AT
           AUGUST 30, 1997           72,294        $19.60

           GRANTED                                           38,852        $66.92        13,205         $133.83
                                                            -------        ------        ------       ---------
           EXERCISED                 51,577        $19.76
                                    -------    ----------

         OPTIONS OUTSTANDING  AT
           AUGUST 29, 1998           20,717        $19.19    38,852        $66.92        13,205         $133.83

           GRANTED                                            4,500        $66.92         1,200         $133.83
                                                            -------        ------        ------       ---------


         OPTIONS OUTSTANDING  AT
           JULY 3, 1999              20,717        $19.19    43,352        $66.92        14,405         $133.83
                                    =======    ==========   =======        ======        ======       =========

         The Company accounts for all options in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock options granted.

         Had compensation cost for these options been recognized as prescribed by SFAS No. 123, the Company's income (loss) would have been reduced by (in thousands) $37 in 1999, $17 in 1998 and $19 in 1997. The Company is privately owned and there is no market for its stock. The estimated compensation element is based on the time value of money at the U.S. Treasury rates assuming that the value of the stock will be at least equal to the grant price when fully exercisable. The estimated compensation expense above is assumed to be amortized over the vesting period.

13.      SUBSEQUENT EVENT-ACQUISITION

         On July 21, 1999 the Company acquired all the outstanding shares of Bright Start, Inc. ("Bright Start") for $9.3 million in cash and assumed approximately $2.0 million in debt. Bright Start operates 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico. For the year ended August 31, 1998 Bright Start had operating revenue of $22.2 million and at August 31, 1998 total assets were $5.1 million. The acquisition will be accounted for under the purchase method of accounting.



                                * * * * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and current position held by the persons who are the directors and executive officers of the Company:


Name                                                                               Age              Position
- ----                                                                               ---              --------

James R. Kahl.....................................................................  58   Chairman  of the  Board,  Chief  Executive
                                                                                         Officer, President and Director
Susan M. Stanton..................................................................  51   Chief Operating Officer
Rebecca L. Perry..................................................................  45   Executive Vice President, Operations
David J. Anglewicz................................................................  52   Senior Vice President, Facility Services
Phillip M. Kane...................................................................  52   Senior Vice  President, Finance and Chief
                                                                                         Financial Officer
Mary Jean Wolf....................................................................  61   Senior Vice President, Organizational
                                                                                         Services (Separated from the Company in
                                                                                         August 1999)
Jeanette R. Carter ...............................................................  35   Senior Vice President, Parent Services and
                                                                                         Planning
Mitchell J. Blutt, M.D .................................................. ........  42   Director
Robert E. King ...................................................................  63   Director
Stephen P. Murray ................................................................  36   Director
Brian J. Richmand ................................................................  45   Director
Terry D. Byers ...................................................................  45   Director
Ronald L. Taylor .................................................................  55   Director
Barbara S. Feigin ................................................................  61   Director


The business experience during the last five years and other information relating to each executive officer and director of the Company is set forth below.

James R. Kahl has been Chairman of the Board in May 1998. Mr. Kahl has been a Director of the Company since September 1993, the Chief Executive Officer of the Company since July 1993 and President since May 1997. Mr. Kahl was an Executive Vice President at Knott's Berry Farm from 1991 to February 1993. From 1988 to 1991, Mr. Kahl was the Senior Vice President, Operations of the Contract Food and Services Division, Health Care and Education Group at the Marriott Corporation in Washington, D.C. From 1982 to 1988, Mr. Kahl held various other executive positions with the Marriott Corporation. Prior to joining the Marriott Corporation, Mr. Kahl held various positions with Arthur Andersen & Co. between 1964 and 1982, including Partner and Managing Partner. He has an M.B.A. from the University of Wisconsin and is a Certified Public Accountant.

Susan M. Stanton became Chief Operating Officer of the Company in January 1999. From 1993 to 1998, Ms. Stanton was President and Chief Operating Officer of Payless Cashways, Inc. and had prior duties with Payless as Senior Vice President-Merchandising and Marketing from 1989 to 1993, Senior Vice President-Administration & Corporate Planning from 1986 to 1989, and
Vice President Corporate Planning from 1984 to 1986.  From 1981 to 1983,
Susan was the Director of Administration for Jackson County, Missouri,
Kansas City. Susan has a B.S. from the University of Santa Clara and an M.A. from the University of Houston.

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

Mary Jean Wolf has been Senior Vice President, Organizational Services since August 1997. From September 1991 to August 1997, Ms. Wolf was an independent consultant specializing in executive transition and other human resources issues. From July 1987 to June 1991, she was a Senior Vice President and Chief Human Resource Officer with Dime Savings Bank of New York, and from September 1978 to December 1985, she was Vice President of Personnel with Trans World Airlines. Ms. Wolf has a B.S. from Drexel University and a M.B.A. from New York University Graduate School of Business. On August 13, 1999, Ms. Wolf separated from the Company.

Jeanette R. Carter has been Senior Vice President, Parent Services and Planning, since August 1998 with supervisory responsibility for marketing, strategic planning, curriculum and customer services. From October 1996 to August 1998, Ms. Carter served as Vice President, Marketing and Planning. Ms. Carter joined the company in December 1994. Previously, Ms. Carter held various account management positions with marketing and advertising firms working primarily on multi-site retail accounts. Ms. Carter has a B.A. from the University of Missouri.

Mitchell J. Blutt, M.D. has been a Director of the Company since May 1998. Dr. Blutt has been an Executive Partner of CCP since December 1992. From December 1988 to November 1992 he was a General Partner of CCP. Dr. Blutt has a B.A. and a M.D. from the University of Pennsylvania and a M.B.A. from The Wharton School of the University of Pennsylvania. He is a director of the Hanger Orthopedic Group, Vista Healthcare Asia, Pte., Ltd., Digital Entertainment Network, Medical Arts Press, Fisher Scientific International, Inc., DJ Orthopedics, Inc., and is a trustee of the University of Pennsylvania.

Robert E. King has been a Director of the Company since May 1998. Mr. King is Chairman of Salt Creek Ventures, LLC, a private equity company he founded in 1994. Salt Creek Ventures, LLC is an organization specializing in equity investments in technology companies. Mr. King has been involved over the past 33 years as a corporate executive and entrepreneur in technology-based companies. From 1983 to 1994, he was President and Chief Executive Officer of The Newtrend Group. Mr. King has participated as a founding investor in five companies. Mr. King has a B.A. from Northwestern University. He serves on the Board of Directors of DeVry, Inc., American Floral Services, Inc., COLLEGIS, Inc., Premier Systems Integrators, Inc. and eduprise.com, inc.

Stephen P. Murray has been a Director of the Company since May 1998. Mr. Murray has been a General Partner of CCP since June 1994. From November 1988 to June 1994, Mr. Murray was a Principal at CCP. Prior thereto, he was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Mr. Murray has a B.A. from Boston College and an M.B.A. from Columbia Business School. He is a director of The Vitamin Shoppe, Vitamin Shoppe.com, Starbelly, Inc., Home Products, Inc., Futurecall Telemarketing, American Floral Services, The Cornerstone Group, Medical Arts Press and Regent Lighting Corporation.

Brian J. Richmand has been a Director of the Company since May 1998. Mr. Richmand has been a General Partner of CCP since August 1993. From 1986 to August 1993, Mr. Richmand was a partner with the law firm of Kirkland & Ellis. He has a B.S. from The Wharton School of the University of

Pennsylvania and a J.D. from Stanford Law School. Mr. Richmand is a director of Transtar Metals, L.L.C., Riverwood International Corp., Reiman Publishing, L.L.C., and American Media, Inc.

Terry D. Byers became a Director of the Company in December 1998. Ms. Byers has more than 17 years experience in information technology ranging from hands-on systems design and development to executive management. She has extensive experience in designing and architecting enterprise-level IT infrastructures, developing and integrating business information systems, implementing large ERP applications, and developing and deploying technology-based solutions to clients. Terry is a Sr. VP and the Chief Technology Officer for American Floral Services, Inc. located in Oklahoma City. She holds a bachelors of business administration degree in computer science from the University of Central Oklahoma.

Ronald L. Taylor became a Director of the Company in April 1999. Mr. Taylor is president and chief operating officer of DeVry, Inc. and Keller Graduate School of Management, Inc. He is chairman of the proprietary schools advisory committee for the Illinois Board of Higher Education; is a member of the Institutional Action Committee; is a commissioner for the Commission on Adult Learning and Educational Credentials, American Council on Education; is a mentor for the Next Generation Leadership Institute at Loyola University Chicago; is a member of the board of directors of the Illinois State Chamber of Commerce; serves on the board of directors of SPR, Inc., DeVry, Inc., and the Better Business Bureau of Chicago & Northern Illinois, Inc. Mr. Taylor has a bachelor's degree from Harvard and received his MBA from Stanford University.

Barbara S. Feigin became a Director of the Company in August 1999. Ms. Feigin is a consultant specializing in strategic marketing and branding. She served as Executive Vice President and Worldwide Director of Strategic Services and was as a member of the Agency Policy Council for Grey Advertising, Inc. from 1983 to 1999. Ms. Feigin is a director of Circuit City Stores, Inc., VF Corporation, and Vitamin Shoppe.com. Ms. Feigin is a graduate of Whitman College, where she has served as a member of the Board of Overseers, and of the Harvard Radcliffe Program in Business Administration.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The members of the Board of Directors are reimbursed for out-of-pocket expenses related to their service on the Board of Directors or any committee thereof. In addition, members of the Board of Directors who are neither officers of the Company nor affiliated with CCP or the Investor are entitled to receive an attendance fee of $1,000 for each meeting attended.

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for the 44 weeks ended July 3, 1999 ("1999"), for the 52 weeks ended August 29, 1998 ("1998"), and the 52 weeks ended August 30, 1997 ("1997"), on behalf of the Company's Chief Executive Officer and the other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the fiscal year:

                                        SUMMARY COMPENSATION TABLE
                                        COMPENSATION FOR THE PERIOD
                                        ---------------------------
                                                         ANNUAL              LONG-TERM         ALL OTHER
                                                      COMPENSATION         COMPENSATION     COMPENSATION (1)
                                                      ------------         -------------    ----------------

                                                                             NUMBER OF
                                                                             SECURITIES
                                                                             UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR      SALARY      BONUS     OPTION/SAR AWARDS

James R. Kahl,                            1999     $264,366
   Chief Executive Officer & President    1998      297,500    $143,000         21,780       $   400,000 (1)
                                                                                               1,152,556 (2)
                                          1997      280,000     125,000

Susan Stanton,                            1999      120,192 (3)  24,000          5,700
   Chief Operating Officer

Rebecca L. Perry,                         1999      155,490
   Executive Vice President, Operations   1998      172,500      33,000          5,100           150,000 (1)
                                          1997      130,000      60,000          1,000

David J. Anglewicz,                       1999      133,240
   Senior Vice President,                 1998      150,000      26,000          1,575            75,000 (1)
   Facility Services                      1997      150,000      15,000

Phillip M. Kane,                          1999      149,742
   Senior Vice President, Finance and     1998      170,000      31,000          5,100           150,000 (1)
   Chief Financial Officer                1997      160,000      28,000          1,000

Mary Jean Wolf                            1999      134,083
   Senior Vice President,                 1998      150,000      28,000          3,750            10,000 (1)
   Organization Services                  1997        8,654 (4)


(1) Represents Recapitalization bonuses paid to certain members of management by selling shareholders out of sales proceeds. Perquisites and other personal benefits for the fiscal years 1999, 1998, and 1997 paid to the named officers did not, as to any of them, exceed the lesser of $50,000 or 10 percent of the sum of their respective salary and bonus.

(2) Represents reimbursement for tax consequences on the exercise and sale of stock options in accordance with Mr. Kahl's employment contract.

(3)  1999 compensation covers 25 weeks from January 11, 1999 through July 3,
     1999.

(4)  1997 compensation covers 3 weeks from August 11, 1997 through August 30,
     1997.

The following tables present information relating to grants to executive officers of options to purchase common stock of Company:

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES


                                                                    NUMBER OF
                                                                   SECURITIES
                                                                   UNDERLYING              VALUE OF
                                                                   UNEXERCISED           IN-THE-MONEY
                                                                  OPTIONS/SARs           OPTIONS/SARs
                                                                 AT FY END (#)           AT FY END (5)

                               SHARES ACQUIRED      VALUE         EXERCISABLE/           EXERCISABLE/
        NAME                   ON EXERCISE (#)    REALIZED        UNEXERCISABLE          UNEXERCISABLE

James R. Kahl,                                                    10,295/0  (1)          433,300/0
   CEO & President                                            4,882/13,143  (2)                0/0
                                                                   0/3,755  (3)                0/0

Susan Stanton                                                    469/4,031  (4)                0/0
   Chief Operating Officer                                         0/1,200  (4)


Rebecca L. Perry,                                                      0/0  (1)                0/0
   EVP, Operations                                               975/2,625  (2)                0/0
                                                                   0/1,500  (3)                0/0

David J. Anglewicz,                                                305/820  (2)                0/0
   SVP, Facility Services                                            0/450  (3)                0/0


Phillip M. Kane,                                                   4,959/0  (1)          208,300/0
   SVP, Finance & CFO                                            975/2,625  (2)                0/0
                                                                   0/1,500  (3)                0/0

Mary Jean Wolf                                                   609/1,641  (2)                0/0
   SVP, Org. Services
                                                                   0/1,500  (3)                0/0

(1) Pursuant to the Recapitalization, certain key executives simultaneously exercised options at various prices and sold the related shares at $133.83 per share (the transaction price). Those options not exercised were retained by the key executives. All of these options became fully exercisable as a result of the Recapitalization.
(2) Effective May 18, 1998 the Board of Directors granted to certain key executives Tranche A options at $66.92 per share, an amount which approximates the fair value of a share of common stock of the Company at the date of the grant. These options become exercisable ratably over forty-eight months and expire ten years from the date of grant.
(3) Effective May 18, 1998 the Board of Directors granted to certain key executives Tranche B options at $133.83 per share. These options are exercisable only in the event of a change in control or a registered public offering of common stock, which provides certain minimum returns (as defined) over the transaction price.
(4)  Effective  January 11, 1999 the Board of Directors granted Susan
     Stanton 4,500 Tranche A options at $66.92 per share and 1,200 Tranche B options at $133.83 per share.
(5) The equity of the Company is not traded and there is no market for pricing the value of the options. "In the Money" calculations are based on the enterprise value from the May 11, 1998 Recapitalization adjusted for the new debt, preferred stock, common shares issued and retired, warrants and options and an adjustment for a control premium related to the Recapitalization.





                               OPTIONS/SAR GRANTS


                       NUMBER OF                                                         POTENTIAL REALIZABLE
                        SECURITIES      % OF TOTAL                                    VALUE (3) AT ASSUMED ANNUAL
                        UNDERLYING     OPTIONS/SAR's   EXERCISE OR                         RATES OF STOCK PRICE
                       OPTIONS/SAR's   GRANTED TO     BASE PRICE     EXPIRATION      APPRECIATION FOR OPTION TERM
    NAME                 GRANTED        EMPLOYEES      ($/SHARE)         DATE            5% ($)      10% ($)
    -----                -------        ---------      ----------     ----------         ------      -------
FISCAL YEAR 1999

Susan Stanton            4,500 (1)       79%            $ 66.92      January 11, 2009    $189,385     $479,940
                         1,200 (2)       21%            $133.83      January 11, 2009           0     $ 47,692


(1)    Tranche A options
(2)    Tranche B options
(3) The potential realizable value of the options granted in fiscal year 1999 was calculated by multiplying those options by the excess of (a) the assumed fair value of a share of common stock at the end of the option's ten year term, based on a 5% or 10% annual increase in value from the fair value at date of issue over (b) the base price shown. This calculation does not take into account any taxes or other expenses which might be owed. The assumed fair value at a 5% assumed annual appreciation rate over the 10-year term is $109.91 and such value at a 10% assumed annual appreciation rate over that term is $173.57. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that the common stock will appreciate at these assumed rates or at all.

EMPLOYMENT CONTRACTS

The Company has entered into employment agreements with James R. Kahl, Susan Stanton, Rebecca L. Perry and Phillip M. Kane. The Employment Agreements provide for Mr. Kahl, Ms. Stanton, Ms. Perry and Mr. Kane to receive a base salary, subject to annual performance adjustments, of $312,500, $250,000, $181,000 and $177,000, respectively, plus a bonus of up to 180%, 120%, 75% and 75%, respectively, of base salary. The terms of the Employment Agreement are as follows: for Mr. Kahl, four years from May 11, 1998, for Ms. Stanton, Ms. Perry, and Mr. Kane, one year, in each case subject to one year automatic renewals. Each Employment Agreement also provides that the executive is entitled to participate in the health and welfare benefit plans available to the Company's other senior executives. The Employment Agreements provide for severance in the case of a termination without 'cause' or a resignation with 'good reason' (each as defined in the applicable Employment Agreement) in an amount equal to the base salary plus bonus for Mr. Kahl, and in an amount equal to the base salary for Ms. Stanton, Ms. Perry and Mr. Kane. If Mr. Kahl terminates his employment with good reason after a change of control, Mr. Kahl would be entitled to two years' base salary and bonus. The Employment Agreements also contain customary non-disclosure, non-competition and non-solicitation provisions.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         See pages 18 to 34 of this Annual Report on Form 10-K for financial statements of LPA Holding Corp. as of July 3, 1999 and August 29, 1998 and for the 44 weeks ended July 3, 1999, and 52 weeks ended August 30, 1998 and 52 weeks ended August 30, 1997.

(a) 2.   Financial Statement Schedules

         The following additional financial data should be read in conjunction with the consolidated financial statements for the 44 weeks ended July 3, 1999, and 52 weeks ended August 29, 1998 and 52 weeks ended August 30, 1997. The condensed financial information of LPA Services, Inc. is not presented do to its immateriality. Other schedules not included with these additional financial statement schedules have been omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

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

         EXHIBIT
         NUMBER                    DESCRIPTION

         10.8*    Registration Rights Agreement among LPA Holding Corp.,
                  Vestar/LPT Limited Partnership, the stockholders listed
                  therein and LPA Investment LLC, dated May 11, 1998
         10.9*    Employment Agreement among LPA Holding Corp., La Petite
                  Academy, Inc. and James R. Kahl
         10.10*   Employment Agreement among LPA Holding Corp., La Petite
                  Academy, Inc. and Rebecca Perry
         10.11*   Employment Agreement among LPA Holding Corp., La Petite
                  Academy, Inc. and Phillip Kane
         10.12*   Credit Agreement dated as of May 11, 1998 among La Petite
                  Academy, Inc., LPA Holding Corp., Nationsbank, N.A., and The
                  Chase Manhattan Bank
         10.13*   Pledge Agreement among La Petite Academy, Inc., LPA Holding
                  Corp., Subsidiary Pledgors and Nationsbank, N.A. dated as of
                  May 11, 1998
         10.14*   Security Agreement among La Petite Academy, Inc., LPA Holding
                  Corp., Subsidiary Guarantors and Nationsbank, N.A. dated as of
                  May 11, 1998
         10.15*   Parent Guarantee Agreement among LPA Holding Corp. and
                  Nationsbank, N.A. dated as of May 11, 1998
         10.16*   Subsidiary Guarantee Agreement among Subsidiary Guarantor of
                  La Petite Academy, Inc., LPA Services, Inc. and Nationsbank,
                  N.A. dated as of May 11, 1998
         10.17*   Indemnity, Subrogation and Contribution Agreement among
                  La Petite Academy, Inc., LPA Services, Inc., as Guarantor and
                  Nationsbank, N.A. dated as of May 11, 1998
         10.18**  James Kahl option agreement
         10.19**  1998 Stock Option Plan
         12.1*    Statement regarding computation of ratios
         21.1*    Subsidiaries of Registrant
         23.2*    Consent of Deloitte & Touche LLP
         24.1*    Powers of Attorney (included on the signature page)
         27.1     Financial Data Schedule


         * Incorporated by reference to the Exhibits to La Petite Academy, Inc.'s Registration Statement on Form S-4, Registration No. 333-56239, filed with the Securities and Exchange Commission on June 5, 1998.

         ** Incorporated by reference to the Exhibits to La Petite Academy, Inc.'s 10-K filed with the Securities and Exchange Commission on November 24, 1998.

(b)      Reports on Form 8-K

         Current report on Form 8-K filed on June 25, 1999 reporting the change of the Company's fiscal year to be the period starting on the first Sunday in July and ending on the first Saturday in July in the subsequent year.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)



                                                                                       JULY 3,         AUGUST 29,
         BALANCE SHEETS                                                                  1999             1998
                                                                                      -----------   -------------

         ASSETS:
         Investment in La Petite Academy, Inc.                                        $   (10,659)   $     (9,862)

                                                                                      -----------    ------------
                                                                                      $   (10,659)   $     (9,862)
                                                                                      ===========    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
         Current liabilities:
          Payable to La Petite Academy, Inc.                                               70,214          70,214
                                                                                      -----------    ------------
           Total current liabilities                                                       70,214          70,214


         Series A 12% redeemable preferred stock ($.01 par value per share);               29,310          25,625
           30,000 shares authorized, issued and outstanding at aggregate liquidation preference of $1,036.558 as of August 29, 1998 and of $1,143.444 as of July 3, 1999 (Note 7)


         Stockholders' deficit:
           Class A common stock ($.01 par value per share); 950,000 shares                      6               6
           authorized and 560,026 shares issued and outstanding as of August 29,
           1998 and July 3, 1999
           Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of August 29, 1998 and July 3,
           1999
           Common  stock warrants                                                           5,645           5,645
           Accumulated deficit                                                           (115,834)       (111,352)
                                                                                      -----------    ------------
             Total stockholder's deficit                                                 (110,183)       (105,701)
                                                                                      -----------    ------------
                                                                                       $  (10,659)   $     (9,862)
                                                                                      ===========    ============

   See notes to consolidated financial statements included in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP.
SCHEDULE I- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)

                                                           44 WEEKS       52 WEEKS       52 WEEKS
                                                             ENDED          ENDED          ENDED
                                                             JULY 3,      AUGUST 29,     AUGUST 30,
STATEMENTS OF OPERATIONS                                     1999           1998           1997
                                                        -------------   -------------   ------------


Minority interest in net income of subsidiary           $               $       2,849   $      3,693
                                                        -------------   -------------   ------------
   Loss before equity in net income of subsidiary                              (2,849)        (3,693)

Equity in net income (loss) of La Petite Academy, Inc           (797)         (10,479)         2,476
                                                        ------------    -------------   ------------

Net loss                                                $       (797)   $     (13,328)  $     (1,217)
                                                        ============    =============   ============

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)


                                                                  44 WEEKS       52 WEEKS        52 WEEKS
                                                                   ENDED          ENDED           ENDED
                                                                   JULY 3,       AUGUST 29,      AUGUST 30,
STATEMENTS OF CASH FLOW                                             1999           1998            1997
                                                                ------------   ------------   -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                       $       (797)  $     (13,328) $      (1,217)
 Adjustments to reconcile net loss to net cash from operating activities:
   Minority interest in net income of La Petite Academy, Inc.              0           2,849          3,693
   Equity in net (income) loss of La Petite Academy, Inc                 797          10,479         (2,476)
                                                                ------------   -------------  -------------

        Net cash from operating activities                      $          0   $           0  $           0
                                                                ============   =============  =============


See notes to consolidated financial statements included in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)


ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                     BALANCE AT    CHARGED TO                BALANCE AT
                                     AUGUST 29,     COSTS AND                  JULY 3,
DESCRIPTION                            1998         EXPENSES    WRITE-OFFS      1999
                                    ------------  ------------ ------------ ------------


Allowance for doubtful accounts     $        196  $      1,397 $      1,287 $        306
                                    ------------  ------------ ------------ ------------

                                     BALANCE AT    CHARGED TO                BALANCE AT
                                     AUGUST 30,     COSTS AND                AUGUST 29,
DESCRIPTION                            1997         EXPENSES    WRITE-OFFS     1998
                                    ------------  ------------ ------------ ------------


Allowance for doubtful accounts     $         83  $      1,717 $      1,604 $        196
                                    ------------  ------------ ------------ ------------

                                     BALANCE AT    CHARGED TO                BALANCE AT
                                     AUGUST 31,     COSTS AND                 AUGUST 30,
DESCRIPTION                            1996         EXPENSES    WRITE-OFFS      1997
                                    ------------  ------------ ------------ ------------


Allowance for doubtful accounts     $         82  $      1,475 $      1,474 $         83
                                    ------------  ------------ ------------ ------------

                                     BALANCE AT    CHARGED TO                BALANCE AT
                                     AUGUST 26,     COSTS AND                AUGUST 31,
DESCRIPTION                            1995         EXPENSES    WRITE-OFFS      1996
                                    ------------  ------------ ------------ ------------


Allowance for doubtful accounts (a) $        722  $      1,109 $      1,749 $         82
                                    ------------  ------------ ------------ ------------

(a) During the fourth quarter of fiscal 1996, the company performed an audit of its third party receivable balances and wrote off substantially all of its uncollectible accounts. In addition, the Company implemented new procedures and controls to ensure write-offs are recorded on a a timely basis.
                                                                     (continued)

LPA HOLDING CORP.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

RESERVE FOR CLOSED ACADEMIES

                                    BALANCE AT     CHARGED TO                    BALANCE AT
                                    AUGUST 30,      COSTS AND     CHARGED TO      JULY 3,
                                      1998          EXPENSES       RESERVE         1999
                                   ------------   ------------   ------------   ------------


Reserve for Closed Academies      $       5,417  $              $       1,369  $       4,048
                                  -------------  -------------  -------------  -------------

                                    BALANCE AT     CHARGED TO                    BALANCE AT
                                    AUGUST 30,      COSTS AND     CHARGED TO      AUGUST 29,
DESCRIPTION                           1997          EXPENSES       RESERVE          1998
                                  -------------  -------------  -------------  -------------


Reserve for Closed Academies      $       7,469  $              $       2,052  $       5,417
                                  -------------  -------------  -------------  -------------

                                    BALANCE AT     CHARGED TO                    BALANCE AT
                                    AUGUST 31,      COSTS AND     CHARGED TO      AUGUST 30,
DESCRIPTION                           1996          EXPENSES       RESERVE          1997
                                  -------------  -------------  -------------  -------------


Reserve for Closed Academies      $      10,893  $              $       3,424  $       7,469
                                  -------------  -------------  -------------  -------------

                                    BALANCE AT     CHARGED TO                    BALANCE AT
                                    AUGUST 26,      COSTS AND     CHARGED TO      AUGUST 31,
DESCRIPTION                           1995          EXPENSES       RESERVE          1996
                                  -------------  -------------  -------------  -------------


Reserve for Closed Academies      $      13,711  $              $       2,818  $      10,893
                                  -------------  -------------  -------------  -------------

                                                                                 (concluded)


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 1999.

                                    LPA Holding Corp.
                                    /s/ James R. Kahl
                                    -------------------------------
                                    By:   James R. Kahl
                                    Chairman of the Board, Chief Executive
                                     Officer, President and Director and duly
                                     Authorized representative of the registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on September 30, 1999.

/s/  James R. Kahl                           /s/  Stephen P. Murray
- ------------------------------------         -----------------------------------
By:  James R. Kahl                           By: Stephen P. Murray
Chairman of the Board, Chief Executive       Director
 Officer, President and Director

/s/  Mitchell J. Blutt, M.D.                 /s/  Brian J. Richmand
- ------------------------------------         -----------------------------------
By:  Mitchell J. Blutt, M.D.                 By:  Brian J. Richmand
Director                                     Director

/s/  Robert E. King                          /s/  Terry D. Byers
- ------------------------------------         -----------------------------------
By:  Robert E. King                          By:  Terry D. Byers
Director                                     Director

/s/  Ronald L. Taylor                        /s/ Barbara Feigin
- ------------------------------------         -----------------------------------
By:  Ronald L. Taylor                        By:  Barbara Feigin
Director                                     Director

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 1999.

                                      La Petite Academy, Inc.

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

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 1999.

                                      LPA Services, Inc.

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