Form 10-Q
period 1999-10-23
LPA HOLDING CORP; LA PETITE ACADEMY INC; LPA SERVICES INC
filed 1999-12-07
CIK 1062774, 901116, 1062776

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period                                   Commission File No.
 Ended October 23, 1999                                       333-56239-01

                                LPA HOLDING CORP.
             (exact name of registrant as specified in its charter)

                       SEE TABLE OF ADDITIONAL REGISTRANTS

Delaware                                 48-1144353
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

                          Yes     X         No
                                ------


As of December 7, 1999, LPA Holding Corp. had outstanding 560,026 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of December 7, 1999, each of the additional registrants had the number of outstanding shares which is shown on the table below.

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
                                                                                   Stock (par value, $.01 per
                                                                                   share)

LPA HOLDING CORP.

INDEX



PART I.  FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Consolidated Balance Sheets                                             4-5

    Consolidated Statements of Operations                                    6

    Consolidated Statements of Cash Flows                                    7

    Notes to Consolidated Financial Statements                             8-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10-14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        14-15


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16

ITEM 5.  OTHER INFORMATION                                                  16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   16

SIGNATURES                                                                 17-19

PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
OCTOBER 23, 1999 AND JULY 3,1999
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

ASSETS                                         OCTOBER 23,         JULY 3,
                                                  1999              1999

Current assets:
  Cash and cash equivalents                     $  4,881          $  4,572
  Restricted cash investments                        974             1,218
  Accounts and notes receivable, net              10,848             8,077
  Prepaid food and supplies                        8,614             7,884
  Other prepaid expenses                           3,545             5,850
  Refundable income taxes                            185               192
                                                --------          --------
       Total current assets                       29,047            27,793

Property and equipment, at cost:
  Land                                             6,120             6,120
  Buildings and leasehold improvements            80,417            77,197
  Equipment                                       22,893            20,451
  Facilities under construction                    3,280            15,261
                                                --------          --------
                                                 112,710           119,029
  Less accumulated depreciation                   51,823            48,310
                                                --------          --------
       Net property and equipment                 60,887            70,719

Other assets (Note 3)                             70,735            61,780
Deferred income taxes                             10,950             8,883
                                                --------          --------
                                                $171,619          $169,175
                                                ========          ========

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
OCTOBER 23, 1999 AND JULY 3,1999
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT                     OCTOBER 23,    JULY 3,
                                                             1999         1999
Current liabilities:
  Overdrafts due banks                                    $  3,803     $  7,450
  Accounts payable                                          10,460        7,972
  Current reserve for closed schools                         1,313        1,366
  Current maturities of long-term debt and capital
    lease obligations                                        2,301        2,187
  Accrued salaries, wages and other payroll costs           12,310       11,903
  Accrued insurance liabilities                              2,550        2,389
  Accrued property and sales taxes                           4,945        3,749
  Accrued interest payable                                   6,895        2,388
  Other current liabilities                                  4,049       11,199
  Current deferred income taxes                                767          361
                                                          --------     --------
       Total current liabilities                            49,393       50,964

Long-term debt and capital lease obligations (Note 4)      197,567      187,999
Other long-term liabilities (Note 5)                         8,647       11,085

Series A 12% redeemable preferred stock
  ($.01 par value per share);

  30,000 shares authorized, issued and outstanding at       30,735       29,310
  aggregate liquidation preference of $1,185.164 as of October 23, 1999, and $1,143,444 as of July 3, 1999

Stockholders' deficit:

  Class A common stock ($.01 par value per share);               6            6
  950,000 shares authorized and 560,026 shares issued
  and outstanding as of October 23, 1999 and July 3,
  1999

  Class B common stock ($.01 par value per share);
  20,000 shares authorized, issued and outstanding as of October 23, 1999 and July 3, 1999

  Common stock warrants                                      5,645        5,645
  Accumulated deficit                                     (120,374)    (115,834)
                                                         ---------    ---------
       Total stockholders' deficit                        (114,723)    (110,183)
                                                         ---------    ---------
                                                         $ 171,619    $ 169,175
                                                         =========    =========
See notes to consolidated financial statements.

                                                                     (continued)
LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
SIXTEEN WEEKS ENDED OCTOBER 23, 1999 AND OCTOBER 24, 1998
(In thousands of dollars)

--------------------------------------------------------------------------------
                                                    16 Weeks Ended
                                            ------------------------------
                                             October 23,       October 24,
                                                1999             1998

Operating revenue                           $    108,365       $    96,743

Operating expenses:
   Salaries, wages and benefits                   60,110            51,428
   Facility lease expense                         14,422            12,205
   Depreciation                                    4,246             4,160
   Amortization of goodwill and other
      intangibles                                    492               336
   Other                                          27,672            24,632
                                            ------------       -----------
                                                 106,942            92,761
                                            ------------       -----------
Operating income                                   1,423             3,982
                                            ------------       -----------
Interest expense                                   6,236             6,014
Interest income                                      (37)              (80)
                                            ------------       -----------
       Net interest costs                          6,199             5,934
                                            ------------       -----------

Loss before income taxes                          (4,776)           (1,952)

Benefit for income taxes                          (1,661)             (562)
                                            ------------       -----------
Net loss                                    $     (3,115)      $    (1,390)
                                            ============       ===========


See notes to consolidated financial statements.

LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIXTEEN WEEKS ENDED OCTOBER 23, 1999 AND OCTOBER 24, 1998
(IN THOUSANDS OF DOLLARS)

                                                                                       October 23,        October 24,
                                                                                          1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $     (3,115)       $    (1,390)
  Adjustments to reconcile net loss to net cash from (used for)
    operating activities
    Depreciation and amortization                                                           5,028              4,757
    Deferred income taxes                                                                  (1,661)              (535)
    Changes in assets and liabilities:
      Accounts and notes receivable                                                        (2,468)              (950)
      Prepaid expenses and supplies                                                         2,267              1,039
      Accrued property and sales taxes                                                      1,153                981
      Accrued interest payable                                                              4,507              4,428
      Accounts payable and other accrued liabilities                                       (4,944)               665
      Other changes in assets and liabilities, net                                         (1,650)               226
                                                                                     ------------        -----------
           Net cash from (used for) operating activities                                     (883)             9,221
                                                                                     ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Bright Start net of cash acquired                                        (10,020)
  Capital expenditures                                                                    (15,186)            (6,485)
  Proceeds from sale of assets                                                             22,390              4,166
                                                                                     ------------        -----------
           Net cash used for investing activities                                          (2,816)            (2,319)
                                                                                     ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt and capital lease obligations                               (10,589)              (328)
  Borrowings under the Revolving Credit Agreement                                          18,000
  Deferred financing costs and stock offering expenses                                                          (175)
  Reduction in bank overdrafts                                                             (3,647)              (579)
  Decrease (increase)  in restricted cash investments                                         244               (844)
                                                                                     ------------        -----------
           Net cash from (used for) financing activities                                    4,008             (1,926)
                                                                                     ------------        -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                                 309              4,976
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            4,572              4,820
                                                                                     ------------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $      4,881        $     9,796
                                                                                     ============        ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amounts capitalized)                                            $      1,482        $     1,338
    Income taxes                                                                                1                  4
  Cash received during the period for:
    Interest                                                                         $         34        $        87
    Income taxes                                                                               35                372

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Capital lease obligations of $34,000 were incurred during the 16 weeks ended
    October 23, 1999 and $291,000 during the 16 weeks ended October 24, 1998, when the Company entered into leases for new computer equipment

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

     On March 17, 1998, LPA Investment LLC (the Investor), a Delaware limited liability company owned by an affiliate of Chase Capital Partners (CCP) and by an entity controlled by Robert E. King, a director of La Petite, and Investment, which was renamed LPA Holding Corp. (Parent), entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of the Investor was merged into Parent (the Recapitalization). In the Recapitalization (i) all of the then outstanding shares of preferred stock and common stock of Investment (other than the shares of common stock retained by Vestar/LPT Limited Partnership and management of La Petite) owned by the existing stockholders of Investment (the Existing Stockholders) were converted into cash. As part of the Recapitalization, the Investor purchased $72.5 million (less the value of options retained by management) of common stock of the Parent (representing approximately 74.5% of the common stock of Parent on a fully diluted basis) and $30 million of redeemable preferred stock of Parent (collectively, the Equity Investment). In addition, in connection with the purchase of preferred stock of Parent, the Investor received warrants to purchase up to 6.0% of Parent's common stock on a fully diluted basis (resulting in an aggregate fully diluted ownership of 80.5% of the common stock of Parent).
     The Recapitalization was completed May 11, 1998.

     Parent, consolidated with La Petite and Services, is referred to herein as the Company.

     On July 21, 1999 the Company acquired all the outstanding shares of Bright Start, Inc. (Bright Start). See note 7 to the consolidated financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Reporting - The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report of La Petite on Form 10-K for the fiscal year ended July 3, 1999.

     The Company utilizes a 52-week fiscal year ending on the first Saturday in July composed of 13 four-week periods. The first quarter contains four such periods or 16 weeks and each remaining quarter contains 3 periods or 12 weeks.

     The consolidated financial statements include the accounts of Investment and its wholly-owned subsidiary, La Petite and its wholly-owned subsidiaries, Services and Bright Start after elimination of all significant inter-company accounts and transactions.

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


3.   OTHER ASSETS
     (in thousands of dollars)


                                                                                OCTOBER 23, 1999       JULY 3, 1999
     Intangible assets:
     Excess purchase price over net assets acquired                              $       74,377       $      64,277
     Curriculum                                                                           1,497               1,497
     Accumulated amortization                                                           (14,614)            (13,746)
                                                                                 --------------       -------------
                                                                                         61,260              52,028

     Deferred financing costs                                                             8,423               8,423
     Accumulated amortization                                                            (1,379)             (1,088)
     Other assets                                                                         2,431               2,417
                                                                                 --------------       -------------
                                                                                 $       70,735       $      61,780
                                                                                 ==============       =============

4.   LONG-TERM  DEBT AND CAPITAL LEASE OBLIGATIONS
     (in thousands of dollars)

                                                                                OCTOBER 23, 1999        JULY 3, 1999

     Senior Notes, 10.0% due May 15, 2008                                        $      145,000       $     145,000
     Borrowings under credit agreement                                                   53,000              43,250
     Capital lease obligations                                                            1,868               1,936
                                                                                 --------------       -------------
                                                                                        199,868             190,186
     Less current maturities of long-term debt and capital lease obligations             (2,301)             (2,187)
                                                                                 --------------       -------------
                                                                                 $      197,567       $     187,999
                                                                                 ==============       =============

5.   OTHER LONG-TERM LIABILITIES (in thousands of dollars)
     (in thousands of dollars)

                                                            OCTOBER 23, 1999       JULY 3, 1999
     Unfavorable lease, net of accumulated amortization         $ 3,419              $  3,800
     Non-current reserve for closed schools                       1,886                 2,681
     Long-term insurance liabilities                              3,342                 4,604
                                                                -------              --------
                                                                $ 8,647              $ 11,085
                                                                =======              ========

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

7.   ACQUISITIONS

     On July 21, 1999 the Company acquired all the outstanding shares of Bright Start, Inc. ("Bright Start") for $9.3 million in cash and assumed approximately $2.0 million in debt. At the time of the acquisition, Bright Start operated 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico with one new school under construction. For the year ended August 31, 1998, Bright Start had operating revenue of $22.2 million and at August 31, 1998 total assets were $5.1 million. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in a preliminary allocation to goodwill of $10.1 million which is being amortized on a straight-line basis over 20 years. Such allocations are preliminary in nature, pending the outcome of a detailed analysis being performed by the Company of the assets and liabilities acquired. The Company's financial statements reflect the results of operations during the period subsequent to July 21, 1999. On a unaudited pro-forma basis assuming the acquisition had occurred at the beginning of the respective periods, the Company's operating revenue for the 16 weeks ended October 23, 1999 and October 24, 1998 would have been $108.4 million and $103.5 million respectively and the Company's net loss for the 16 weeks ended October 23, 1999 and October 24, 1998 would have been $3.1 million and $1.6 million respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this document.

Historically, the Company's operating revenue has followed the seasonality of the school year. The number of new children attending La Petite's educational facilities (the schools) is highest in September-October and January-February, generally referred to as the Fall and Winter enrollment periods. Revenues tend to decline during the calendar year-end holiday period and during the Summer. As a result of this seasonality, results for one quarter are not necessarily indicative of results for an entire year.

Between October 24, 1998 and the end of the first quarter of fiscal year 2000, the Company opened 27 new schools and acquired 43 schools through the Bright Start acquisition. Fifteen schools were closed during the same period. As a result, the Company operated 791 schools at the end of the first quarter of fiscal year 2000, 55 more than at the end of the same quarter last year. The closures resulted from management decisions to not renew the leases of certain schools at lease expiration.

The Company's operating results for the 16 weeks ended October 23, 1999 include pre-opening costs and operating losses associated with 27 new schools as compared to the 16 weeks ended October 24, 1998, which only includes pre-opening costs and operating losses associated with one new school. Pre-opening costs are included in other operating costs, and cover all activities associated with preparing a new school for opening other than capital development cost. Pre-opening costs for 16 weeks ended October 23, 1999 were $0.5 million. New schools also typically generate operating losses during the first year of operation, until the schools achieve normalized occupancies. Included in operating income and EBIDTA, were new school operating losses of $0.7 million for the 16 weeks ended October 23, 1999. Pre-opening costs and new school operating losses during the 16 weeks ended October 24, 1998 were less than $0.1 million.

Full-time equivalent (FTE) attendance, as defined by the Company, is not a measure of the absolute number of students attending the Company's schools, but rather is an approximation of the full-time equivalent number of students based on Company estimates and weighted averages. For example, a student attending full-time is equivalent to one FTE, while a student attending only one-half of each day is equivalent to 0.5 FTE.

The Company's operating results for the comparative 16 weeks ended October 23, 1999 and October 24, 1998 were as follows:

                                   OCTOBER 23,    PERCENT OF   OCTOBER 24,     PERCENT OF
                                      1999         REVENUE        1998          REVENUE
Operating revenue                 $   108,365      100.00%    $    96,743       100.00%

Operating expenses:
Salaries, wages and benefits           60,110        55.5          51,428         53.2
Facility lease payments                14,422        13.3          12,205         12.6
Depreciation                            4,246         3.9           4,160          4.3
Amortization of goodwill
and other intangibles                     492         0.5             336          0.3
Other                                  27,672        25.5          24,632         25.5
                                  -----------      ------     -----------       ------
Total operating expenses              106,942        98.7          92,761         95.9
                                  -----------      ------     -----------       ------
Operating income                  $     1,423        1.30%    $     3,982         4.10%
                                  ===========      ======     ===========       ======
EBITDA                            $     6,161        5.70%    $     8,478         8.80%
                                  ===========      ======     ===========       ======

Operating revenue increased $11.6 million or 12.0% during the 16 weeks ended October 23, 1999 as compared to the 16 weeks ended October 24, 1998. The increase in operating revenue includes Bright Start operating revenue of $7.0 million. Excluding Bright Start, operating revenue for schools opened one year or more as of October 23, 1999 increased 2.0%; full time equivalent (FTE) attendance decreased 2.6% and average weekly FTE tuition increased 4.7% during the 16 weeks ended October 23, 1999 as compared to the 16 weeks ended October 24, 1998.

The increase in average weekly FTE tuition was principally due to selective price increases which were put into place in the second quarter of fiscal year 1999, based on geographic market conditions and class capacity utilization. The decline in FTE's occurred principally in the infant, toddler and school age programs as the Company is concentrating its focus on enhancing and expanding its pre-school program.

Salaries, wages, and benefits increased $8.7 million or 16.9% during the 16 weeks ended October 23, 1999 as compared to the 16 weeks ended October 24, 1998. The increase in salaries, wages, and benefits includes Bright Start salaries, wages, and benefits of $3.9 million and increased benefit costs of $0.6 million related to benefit plan enhancements. Excluding Bright Start, salaries and wages for schools opened one year or more as of October 23, 1999 increased 7.6%. This increase was principally due to a 6.9% increase in average hourly wage rates and a 2.6% increase in the number of labor hours per FTE. The 27 new schools, which remain in the start up stage, experienced higher labor costs relative to revenue as compared to established schools. As a percentage of revenue, labor costs were 55.5% for the 16 weeks ended October 23, 1999 as compared to 53.2% during the 16 weeks ended October 24, 1998.

Facility lease payments as a percentage of revenue, were 13.3% for the 16 weeks ended October 23, 1999 as compared to 12.6% during the 16 weeks ended October 24, 1998. This increase was mainly due to higher relative lease costs associated with the Bright Start schools and the 27 new schools.

Amortization of goodwill and other intangibles increased 46.4% during the 16 weeks ended October 23, 1999 as compared to the 16 weeks ended October 24, 1998, due to the amortization of goodwill associated with the Bright Start Acquisition.

Many of the Company's operating costs are relatively fixed and do not decline or increase directly with small changes in attendance. Depreciation and other operating costs, which includes repair and maintenance, utilities, insurance, marketing, real estate taxes, food, supplies and transportation, excluding pre-opening costs declined or remained unchanged as a percentage of revenue during the 16 weeks ended October 23, 1999 as compared to the 16 weeks ended October 24, 1998.

As a result of the foregoing, operating income was $1.4 million for the 16 weeks ended October 23, 1999, as compared to $4.0 million during the 16 weeks ended October 24, 1998. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $6.2 million for 16 weeks ended October 23, 1999, as compared to $8.5 million during the 16 weeks ended October 24, 1998. Excluding pre-opening costs and new school operating losses, EBIDTA would have been $7.4 million for 16 weeks ended October 23, 1999, as compared to $8.5 million during the 16 weeks ended October 24, 1998.

Interest expense for the 16 weeks ended October 23, 1999 increased $0.2 million as compared to the 16 weeks ended October 24, 1998. The increase was mainly due to interest associated with higher borrowings under the Revolving Credit Facility.

After adding back to pre-tax income permanent differences, the effective income tax rate for the 16 weeks ended October 23, 1999 was approximately 41%, as compared to 44% for the 16 weeks ended October 24, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from cash flows generated by operations, borrowings under the revolving credit facility under the Credit Agreement, and sale and leaseback financing for newly constructed schools. The Company's principal uses of liquidity are to meet its debt service requirements, finance its capital expenditures and provide working capital.

The Company incurred substantial indebtedness in connection with the Recapitalization. See Note 1 of the Notes to Consolidated Financial Statements.

In connection with the Recapitalization, Parent and La Petite entered into the Credit Agreement, consisting of the $40 million Term Loan Facility and the $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility of the Recapitalization. The borrowings under the Credit Agreement, together with the proceeds from the sale of the Senior Notes and the Equity Investment, were used to consummate the Recapitalization and to pay the related fees and expenses. In addition, La Petite has outstanding letters of credit in an aggregate amount equal to $4.0 million.

The Term Loan Facility is subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). The Term Loan Facility will terminate on May 11, 2005. The term loan will amortize in an amount equal to $1.0 million per year in fiscal years 2000 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The Revolving Credit Facility will terminate on the same date. On October 23, 1999, there was $39.0 million outstanding on the term loan, $14.0 million outstanding on the Revolving Credit Facility and $7.0 million was available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, senior notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness or pay cash dividends or certain other restricted payments. As of October 23, 1999 the Company was in compliance with the foregoing covenants.

On July 21, 1999 the Company acquired all the outstanding shares of Bright Start, Inc. ("Bright Start") for $9.3 million in cash and assumed approximately $2.0 million in debt. Bright Start operated 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico. For the year ended August 31, 1998, Bright Start had operating revenue of $22.2 million and at August 31, 1998 total assets were $5.1 million. See note 7 to the consolidated financial statements.

Cash flows used for operating activities were $0.9 million during the 16 weeks ended October 23, 1999 as compared to cash flows from operating activities of $9.2 million during the 16 weeks ended October 24, 1998. The $10.1 million decrease in cash flows from operations was mainly due to a 1.7 million increase in net loss, an $8.8 million change in short term sale leaseback construction funding, a $1.6 million reduction in insurance liabilities, offset by timing differences in accounts payable and prepaid expenses.

Cash flows used for investing activities were $2.8 million during the 16 weeks ended October 23, 1999 as compared to cash flows used of $2.3 million during the 16 weeks ended October 24, 1998. The $0.5 million increase in cash flows used for investing activities during the 16 weeks ended October 23, 1999 as compared to the 16 weeks ended October 24, 1998 was principally due to $10.0 million used for the Bright Start acquisition, an $8.4 million increase in new school development, an $0.3 increase in maintenance capital expenditures, offset by an $18.4 million increase in proceeds from new school sale lease-backs.

Cash flows from financing activities were $4.0 million during the 16 weeks ended October 23, 1999 compared to cash flows used for financing activities of $1.9 million during the 16 weeks ended October 24, 1998. The $5.9 million increase in cash flows from financing activities during the 16 weeks ended October 23, 1999 as compared to the 16 weeks ended October 24, 1998 was principally due to a $7.7 million increase in net borrowings related to the Bright Start acquisition and a $1.1 million net decrease in restricted cash requirements, offset by a $3.1 million decrease in bank overdrafts related to the timing of monthly expense payments. Restricted cash investments represents cash deposited in escrow accounts as collateral for the self-insured portion of the Company's workers compensation insurance coverage.

The Company opened fifteen new schools during the first quarter of fiscal year 2000. The opening of these schools along with the Bright Start acquisition satisfies the Company's growth plans for fiscal year 2000. The cost to open a new school ranges from $1.0 million to $1.5 million, of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the school may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process. In addition, the Company intends to explore other efficient real estate financing transactions in the future. As of October 23, 1999 the Company had $3.3 million invested in new school development in excess of amounts received to date as proceeds from sale and leaseback transactions.

Purchasers of schools in sale and leaseback transactions have included insurance companies, bank trust departments, pension funds, real estate investment trusts and individuals. The leases are operating leases and generally have terms of 15 to 20 years with one or two five-year renewal options. Most of these transactions are structured with an annual rental designed to provide the owner/lessor with a fixed cash return on its capitalized cost over the term of the lease. In addition, many of the Company's leases provide for either contingent rentals if the school's operating revenue exceeds certain levels or a percentage increase every five years. Although the Company expects sale and leaseback transactions to continue to finance its expansion, no assurance can be given that such funding will always be available.

Total capital expenditures for the 16 weeks ended October 23, 1999 and October 24, 1998 were $15.2 million, and $6.5 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 16 weeks ended October 23, 1999 and October 24, 1998 were $3.5 million, and $3.2 million, respectively. For fiscal year 2000, the Company expects total maintenance capital expenditures to be approximately $10.0 million.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 16 weeks ended October 23, 1999 and October 24, 1998 were $3.5 million, and $3.4 million, respectively.

INFLATION AND GENERAL ECONOMIC CONDITIONS

During the past two years, a period of low inflation, the Company implemented selective increases in tuition rates, based on geographic market conditions and class capacity utilization. The Company did not experience a material decline in attendance as a result of these increases.

On September 1, 1997, the Federal Minimum Wage increased from $4.75 to $5.15 per hour. This increase did not materially impact the Company's operations. On November 9, 1999 the U.S. Senate passed a bill that would increase the minimum wage by $1.00 per hour over a three-year period. A similar bill is currently pending in the U.S. House of Representatives.
There is no assurance that these bills will pass Congress or be enacted into law.

During the 16 weeks ended October 23, 1999 the Company experienced inflationary pressures on average wage rates, as hourly rates increased approximately 7%. Management believes this is occurring industry wide and there is no assurance that such wage rate increases can be recovered through future increases in tuition.

MANAGEMENT INFORMATION SYSTEMS AND THE YEAR 2000

The arrival of the year 2000 is not expected to have an adverse impact on the Company's computerized information systems and the cost of compliance has been immaterial. The most important new system for the Company has been the installation of its Academy Document and Information Network (ADMIN) system nationwide. ADMIN was written using a calendar dating system that is not sensitive to the year 2000 issue. For payroll processing, human resources information, general ledger/financial reporting, accounts payable disbursements, fixed assets record keeping and purchase order accounting, the Company utilizes software under licensing arrangements for systems that have already been upgraded and are currently year 2000 compliant. The costs of the upgrades were included as part of the annual licensing fees. The Company is currently testing and, if necessary, modifying its smaller applications to insure that any year 2000 issues are corrected on a timely basis.

The Company has not assessed the year 2000 readiness of its major suppliers or third-party funding agencies. Due to the general uncertainty inherent in addressing year 2000 readiness, the most likely worst case year 2000 scenario and the impact it may have on the Company is uncertain. In the event that major suppliers of curriculum material are unable to fulfill purchase orders for supplies, school Directors will need to buy necessary supplies from local retailers. This could have adverse cost consequences to the Company, but on the assumption that the banking system continues to function, should not have a material impact on operations. The Company also provides preschool and child-care services for children that are funded by various state and local government agencies. In the event that any such agency was unable to timely reimburse the Company for such services, it would have an adverse impact on the Company's cash flow. Such impact is not expected to be material and the Company generally has the option to discontinue providing such services for nonpayment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On May 11, 1998, the Company recapitalized, providing for (a) Series B Senior Notes in the aggregate principal amount of $145 million, (b) a Term Loan Facility in the aggregate principal amount of $40 million and (c) a Revolving Credit Facility providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $25 million. Borrowings under the Senior notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") plus a percentage based on the Company's financial performance; or (b) a rate known as the average banking rate ("ABR") equal to the highest of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1%, plus, in each case a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are initially 3.25% for LIBOR loans and 2.25% for ABR loans. The Senior Notes will mature in May 2008 and the Credit Agreement will mature in May 2005. The term loan will amortize in an amount equal to $1.0 million per year in fiscal years 2000 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005.

To reduce the impact of interest rate changes on the Term Loan Facility, the company entered into interest rate collar agreements. The collar agreements cover the LIBOR interest rate portion of the Term Loan Facility, effectively setting maximum and minimum interest rates.

To reduce interest expense on the $145 million Series B Senior Notes, the Company entered into an interest rate swap transaction with an imbedded collar. The fixed rate debt was exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The imbedded collar covers the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates.

There were no initial costs associated with either the swap or the interest rate collar agreements as the floor and ceiling cap rates were priced to offset each other. Any differential paid or received based on the swap/collar agreements are recognized as an adjustment to interest expense. As of October 23, 1999, the notional value of such derivatives was $184.0 million with an unrealized loss of $2.0 million. A 1% change in an applicable index rate, after giving effect to the interest rate collars and swap agreement, would result in an interest expense increase of $1.9 million per year.

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

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits required by Item 601 of Regulation S-K:

         1.  Exhibit 27 - Financial Data Schedule

b.       Reports on Form 8-K:

         On December 7, 1999, the Company filed a current report on Form 8-K announcing the acquisition of Bright Start, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LPA HOLDING CORP.

Dated December 7, 1999                 /s/ Joan K. Singleton

                                     By:  Joan K. Singleton

                                     Senior Vice President, Chief Financial
                                     Officer and duly authorized representative of the registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LA PETITE, ACADEMY, INC.

Dated December 7, 1999                 /s/ Joan K. Singleton

                                     By:  Joan K. Singleton

                                     Senior Vice President, Chief Financial
                                     Officer and duly authorized representative of the registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LPA HOLDING CORP.

Dated December 7, 1999                 /s/ Joan K. Singleton

                                     By:  Joan K. Singleton

                                     Senior Vice President, Chief Financial
                                     Officer and duly authorized representative of the registrant


















19