Form 10-Q/A
period 1999-10-23
LPA HOLDING CORP; LA PETITE ACADEMY INC; BRIGHT START INC; LPA SERVICES INC
filed 1999-12-16
CIK 1062774, 901116, 907357, 1062776

                                  FORM 10-Q/A

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 23, 1999        Commission File No. 333-56239-01

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

                         Yes   X             No
                             --------           --------


As of December 7, 1999, LPA Holding Corp. had outstanding 560,026 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of December 7, 1999, each of the additional registrants had the number of outstanding shares which is shown on the table below.

This Form 10-Q/A amends the Registrants' quarterly report on Form 10-Q for the quarter ended October 23, 1999 as follows (i) Additional Registrants is amended to include Bright Start, Inc. as an Additional Registrant, and (ii) Item 6 Exhibits and Reports on Form 8-K, page 16, is amended to include Exhibit 4.1 - First Supplemental Indenture dated as of July 23, 1999, among Bright Start, Inc., LPA Holding Corp., La Petite Academy, Inc., and The Chase Manhattan Bank.

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
                                                                                    Stock (par value, $.01 per share)

Bright Start, Inc.        Minnesota         ___________      41-1694581             100 shares of Common Stock
                                                                                    (par value, $.01 per share)



PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits required by Item 601 of Regulation S-K:

*        1. Exhibit 4.1 - First Supplemental Indenture dated as of July 23,
            1999, among Bright Start, Inc., LPA Holding Corp., La Petite Academy, Inc., and The Chase Manhattan Bank.

         2. Exhibit 27 - Financial Data Schedule

b.       Reports on Form 8-K:

         On December 7, 1999, the Company filed a current report on Form 8-K announcing the acquisition of Bright Start, Inc.





* filed herein

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LPA HOLDING CORP.

Dated December 15, 1999            /s/ Joan K. Singleton
                              ----------------------------------
                              By:  Joan K. Singleton

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


                              LA PETITE ACADEMY, INC.

Dated December 15, 1999            /s/ Joan K. Singleton

                              -------------------------------
                              By:  Joan K. Singleton

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


                               LPA SERVICES, INC.

Dated December 15, 1999             /s/ Joan K. Singleton
                               ----------------------------------------
                               By:  Joan K. Singleton

                               Senior Vice President of Finance, Chief Financial Officer and duly authorized representative of the registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BRIGHT START, INC.

Dated December 15, 1999            /s/ Joan K. Singleton
                              ---------------------------------------
                              By:  Joan K. Singleton

                              Senior Vice President, Chief Financial Officer and duly authorized representative of the registrant