Form 10-Q
period 2000-01-15
LPA HOLDING CORP; LA PETITE ACADEMY INC; BRIGHT START INC; LPA SERVICES INC
filed 2000-02-28
CIK 1062774, 901116, 907357, 1062776

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                              Commission File No.
January 15, 2000                                                333-56239-01

                                LPA HOLDING CORP.
             (exact name of registrant as specified in its charter)

                       SEE TABLE OF ADDITIONAL REGISTRANTS

            Delaware                                            48-1144353
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



As of February 28, 2000, LPA Holding Corp. had outstanding 564,985 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of February 28, 2000, each of the additional registrants had the number of outstanding shares which is shown on the table below.

                             ADDITIONAL REGISTRANTS

                                                                                    Number of Shares
                          Jurisdiction of   Commission          IRS Employer            of Common
Name                       Incorporation    File Number       Identification No.    Stock Outstanding
----                      ----------------  -----------       ------------------    -----------------
La Petite Academy, Inc.   Delaware          333-56239         43-1243221            1,000 shares of Common
                                                                                    Stock (par value, $.01 per share)

LPA Services, Inc.        Delaware          333-56239-02      74-2849053            1,000 shares of Common
                                                                                    Stock (par value, $.01 per share)

Bright Start, Inc.        Minnesota         333-56239-03      41-1694581            100 shares of Common Stock
                                                                                    (par value, $.01 per share)

LPA HOLDING CORP.

INDEX
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION

                                                                               PAGE
                                                                               ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Consolidated Balance Sheets                                                  4-5

    Consolidated Statements of Operations                                         6

    Consolidated Statements of Cash Flows                                         7

    Notes to Consolidated Financial Statements                                  8-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10-14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              15


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                       16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                               16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                         16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     16

ITEM 5.  OTHER INFORMATION                                                       16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        16

SIGNATURES                                                                      17-20


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
JANUARY 15, 2000 AND JULY 3,1999
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

ASSETS                                    JANUARY 15,  JULY 3,
                                              2000      1999
Current assets:
    Cash and cash equivalents              $  4,074   $  4,572
    Restricted cash investments                 840      1,218
    Accounts and notes receivable, net        7,175      8,077
    Prepaid food and supplies                 8,063      7,884
    Other prepaid expenses                    3,575      5,850
    Refundable income taxes                     152        192
    Current deferred income taxes               345
                                           --------   --------
         Total current assets                24,224     27,793

Property and equipment, at cost:
    Land                                      6,120      6,120
    Buildings and leasehold improvements     80,897     77,197
    Equipment                                23,257     20,451
    Facilities under construction             2,899     15,261
                                           --------   --------
                                            113,173    119,029
    Less accumulated depreciation            54,720     48,310
                                           --------   --------
         Net property and equipment          58,453     70,719

Other assets (Note 3)                        70,273     61,780
Deferred income taxes                        11,941      8,883
                                           --------   --------
                                           $164,891   $169,175
                                           ========   ========


(continued)

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
JANUARY 15, 2000 AND JULY 3,1999
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT                                            JANUARY 15,      JULY 3,
                                                                                    2000            1999
Current liabilities:
    Overdrafts due banks                                                           $   4,437    $   7,450
    Accounts payable                                                                   5,995        7,972
    Current reserve for closed schools                                                 1,263        1,366
    Current maturities of long-term debt and capital lease obligations                 2,301        2,187
    Accrued salaries, wages and other payroll costs                                   12,834       11,903
    Accrued insurance liabilities                                                      2,632        2,389
    Accrued property and sales taxes                                                   3,229        3,749
    Accrued interest payable                                                           3,049        2,388
    Other current liabilities                                                          5,515       11,199
    Current deferred income taxes                                                                     361
                                                                                   ---------    ---------
         Total current liabilities                                                    41,255       50,964

Long-term debt and capital lease obligations (Note 4)                                188,034      187,999
Other long-term liabilities (Note 5)                                                   8,147       11,085

Series A 12% redeemable preferred stock ($.01 par value per share);
    45,000 and 30,000 shares authorized, issued and outstanding at aggregate          44,046       29,310
    liquidation preference of $1,148.004 and $1,143.444 as of January 15, 2000
    and July 3, 1999, respectively

Stockholders' deficit:
    Class A common stock ($.01 par value per share); 950,000 shares authorized             6            6
    and 564,985 and 560,026 shares issued and outstanding as of January 15, 2000 and July 3, 1999, respectively

    Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of January 15, 2000 and July 3, 1999

    Common stock warrants                                                              8,596        5,645
    Accumulated deficit                                                             (125,193)    (115,834)
                                                                                   ---------    ---------
         Total stockholders' deficit                                                (116,591)    (110,183)
                                                                                   ---------    ---------
                                                                                   $ 164,891    $ 169,175
                                                                                   =========    =========


See notes to consolidated financial statements.


                                                                     (concluded)

LPA HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
28 WEEKS ENDED JANUARY 15, 2000
(In thousands of dollars)
--------------------------------------------------------------------------------

                                     12 WEEKS ENDED            28 WEEKS ENDED
                                 --------------------------------------------------
                                 JANUARY 15,  JANUARY 16,  JANUARY 15,  JANUARY 16,
                                    2000          1999         2000         1999
Operating revenue                $  80,150    $  70,559    $ 188,515    $ 167,302

Operating expenses:
  Salaries, wages and benefits      46,114       38,759      106,224       90,187
  Facility lease expense            11,199        9,281       25,621       21,486
  Depreciation                       3,115        2,961        7,361        7,121
  Amortization of goodwill
    and other intangibles              368          252          860          588
  Other                             20,439       18,128       48,111       42,760
                                 ---------    ---------    ---------    ---------

                                    81,235       69,381      188,177      162,142
                                 ---------    ---------    ---------    ---------

Operating income (loss)             (1,085)       1,178          338        5,160
                                 ---------    ---------    ---------    ---------

Interest expense                     4,707        4,465       10,943       10,479
Interest income                        (43)         (82)         (80)        (162)
                                 ---------    ---------    ---------    ---------

    Net interest costs               4,664        4,383       10,863       10,317
                                 ---------    ---------    ---------    ---------

Loss before income taxes            (5,749)      (3,205)     (10,525)      (5,157)

Benefit for income taxes            (2,103)        (998)      (3,764)      (1,560)
                                 ---------    ---------    ---------    ---------

Net loss                         $  (3,646)   $  (2,207)   $  (6,761)   $  (3,597)
                                 =========    =========    =========    =========


See notes to consolidated financial statements.

LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
28 WEEKS ENDED JANUARY 15, 2000
(In thousands of dollars)
--------------------------------------------------------------------------------

                                                                                   28 WEEKS ENDED
                                                                             -------------------------
                                                                             JANUARY 15,   JANUARY 16,
                                                                                2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (6,761)     $ (3,597)
   Adjustments to reconcile net loss to net cash from (used for) operating activities
     Depreciation and amortization                                              8,729         8,163
     Deferred income taxes                                                     (3,764)       (1,537)
     Changes in assets and liabilities:
       Accounts and notes receivable                                            1,205        (1,125)
       Prepaid expenses and supplies                                            2,787         1,472
       Accrued property and sales taxes                                          (563)         (497)
       Accrued interest payable                                                   661           642
       Accounts payable and other accrued liabilities                          (7,830)       (2,251)
       Other changes in assets and liabilities, net                            (1,286)        1,807
                                                                             --------      --------
            Net cash from (used for) operating activities                      (6,822)        3,077
                                                                             --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Bright Start net of cash acquired                           (10,254)
   Capital expenditures                                                       (16,868)      (13,247)
   Proceeds from sale of assets                                                23,113         5,983
                                                                             --------      --------
            Net cash used for investing activities                             (4,009)       (7,264)
                                                                             --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt and capital lease obligations                  (34,122)         (835)
   Borrowings under the Revolving Credit Agreement                             32,000         7,000
   Proceeds from issuance of preferred stock and warrants                      15,000
   Exercise of stock options                                                       89
   Deferred financing costs and stock offering expenses                                        (175)
   Reduction in bank overdrafts                                                (3,012)          159
   Decrease (increase) in restricted cash investments                             378          (979)
                                                                             --------      --------
            Net cash from financing activities                                 10,333         5,170
                                                                             --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                   (498)          983
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                4,572         4,820
                                                                             --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  4,074      $  5,803
                                                                             --------      --------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest (net of amounts capitalized)                                   $  9,820      $  9,440
     Income taxes                                                                  61            49
   Cash received during the period for:
     Interest                                                                $     79      $    129
     Income taxes                                                                  45         1,777
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Capital lease obligations of $34,000 and $291,000 were incurred during the 16 weeks ended January 15, 2000 and January 16, 1999, respectively, when the
     Company entered into leases for new computer equipment


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

     On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company owned by an affiliate of Chase Capital Partners (CCP) and by an entity controlled by Robert E. King, a director of La Petite, and Investment, which was renamed LPA Holding Corp. (Parent), entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). In the Recapitalization
     (i) all of the then outstanding shares of preferred stock and common stock of Investment (other than the shares of common stock retained by Vestar/LPT Limited Partnership and management of La Petite) owned by the existing stockholders of Investment (the Existing Stockholders) were converted into cash. As part of the Recapitalization, LPA purchased $72.5 million (less the value of options retained by management) of common stock of the Parent and $30 million of redeemable preferred stock of Parent (collectively, the Equity Investment). In addition, in connection with the purchase of preferred stock of Parent, LPA received warrants to purchase up to 6.0% of Parent's common stock on a fully diluted basis. The Recapitalization was completed May 11, 1998. On December 15, 1999, LPA acquired an additional $15.0 million of Parent's redeemable preferred stock and received warrants to purchase an additional 3% of Parent's common stock on a fully-diluted basis. The $15.0 million proceeds received by Parent was contributed to La Petite as common equity. As a result of the recapitalization and additional purchase of preferred stock and warrants, LPA beneficially owns 80.0% of the common stock of Parent on a fully diluted basis and $45 million of redeemable preferred stock of Parent. CCP, owns a majority of the economic interests of LPA and an entity controlled by Robert E. King owns a majority of the voting interests of LPA.

     On July 21, 1999 the La Petite acquired all the outstanding shares of Bright Start, Inc. ("Bright Start"). See note 7 to the consolidated financial statements.

     Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the Company.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Reporting - The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report of the Company on Form 10-K for the fiscal year ended July 3, 1999.

     The Company utilizes a 52-week fiscal year ending on the first Saturday in July composed of 13 four-week periods. The first quarter contains four such periods or 16 weeks and each remaining quarter contains 3 periods or 12 weeks.

     The consolidated financial statements include the accounts of Parent and its wholly-owned subsidiary, La Petite and its wholly-owned subsidiaries Services and Bright Start after elimination of all significant inter-company accounts and transactions.

     The information included in these interim consolidated financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary to fairly state the Company's financial position and the results of its operations for the periods presented. The results for the interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

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


3.   OTHER ASSETS
     (in thousands of dollars)

                                                      January 15,      July 3,
                                                         2000           1999
                                                      -----------     ---------
Intangible assets:
Excess purchase price over net assets acquired         $ 74,377       $ 64,277
Curriculum                                                1,497          1,497
Accumulated amortization                                (15,266)       (13,746)
                                                       --------       --------
                                                         60,608         52,028

Deferred financing costs                                  8,423          8,423
Accumulated amortization                                 (1,596)        (1,088)
Other assets                                              2,838          2,417
                                                       --------       --------
                                                       $ 70,273       $ 61,780
                                                       ========       ========


4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     (in thousands of dollars)

                                           January 15,            July 3,
                                              2000                  1999
                                           ----------            ---------
Senior Notes, 10.0% due May 15, 2008        $ 145,000            $ 145,000
Borrowings under credit agreement              43,750               43,250
Capital lease obligations                       1,585                1,936
                                            ---------            ---------
                                              190,335              190,186
Less current maturities of long-term debt
 and capital lease obligations                 (2,301)              (2,187)
                                            ---------            ---------
                                            $ 188,034            $ 187,999
                                            =========            =========

5.   OTHER LONG-TERM LIABILITIES
     (in thousands of dollars)


                                                   January 15,    July 3,
                                                      2000         1999
                                                   ----------    --------
Unfavorable lease, net of accumulated amortization   $ 3,134     $ 3,800
Non-current reserve for closed schools                 1,742       2,681
Long-term insurance liabilities                        3,271       4,604
                                                     -------     -------
                                                     $ 8,147     $11,085
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

7.   ACQUISITIONS

     On July 21, 1999 the Company acquired all the outstanding shares of Bright Start, Inc. ("Bright Start") for $9.3 million in cash and assumed approximately $2.0 million in debt. At the time of the acquisition, Bright Start operated 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico with one new school under construction. For the year ended August 31, 1998, Bright Start had operating revenue of $22.2 million and at August 31, 1998 total assets were $5.1 million. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in a preliminary allocation to goodwill of $10.1 million which is being amortized on a straight-line basis over 20 years. Such allocations are preliminary in nature, pending the outcome of a detailed analysis being performed by the Company of the assets and liabilities acquired. The Company's financial statements reflect the results of operations of Bright Start during the period subsequent to July 21, 1999. On an unaudited pro-forma basis assuming the acquisition had occurred at the beginning of the periods presented, the Company's operating revenue for the 12 and 28 weeks ended January 16, 1999 would have been $75.6 million, and $179.1 million, respectively. The Company's net loss for the 12 and 28 weeks ended January 16, 1999 would have been $2.3 million and $4.0 million, respectively.

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

Between January 16, 1999 and the end of the second quarter of fiscal year 2000, the Company opened 24 new schools and acquired 43 schools through the Bright Start acquisition. Fourteen schools were closed during the same period. As a result, the Company operated 792 schools at the end of the second quarter of fiscal year 2000, 53 more than at the end of the same quarter last year. The closures resulted from management decisions to not renew the leases or contracts of certain schools at expiration.

New schools, as defined by the Company, are schools open less than one year at the start of the current fiscal year. The Company's operating results for the 12 and 28 weeks ended January 15, 2000 includes pre-opening costs and operating losses associated with 28 new schools. Pre-opening costs cover all activities associated with preparing a new school for opening other than capital development cost. Pre-opening costs, which are included in other operating costs and which were mostly completed by the end of first quarter of fiscal year 2000, were $0.6 million for the 28 weeks ended January 15, 2000 as compared to $0.1 million and $0.2 million for the 12 and 28 weeks ended January 16, 1999. New schools typically generate operating losses during the first twelve to eighteen months of operation, until the schools achieve normalized occupancies. Included in operating income and EBITDA are new schools operating losses of $0.8 million and $1.4 million for the 12 and 28 weeks ended January 15, 2000. New school operating losses during the 12 and 28 weeks ended January 15, 2000 were immaterial, as most of the new schools were not yet in operation during this period.

Full-time equivalent (FTE) attendance, as defined by the Company, is not a measure of the absolute number of students attending the Company's schools, but rather is an approximation of the full-time equivalent number of students in attendance based on Company estimates and weighted averages. For example, a student attending full-time is equivalent to one FTE, while a student attending only one-half of each day is equivalent to 0.5 FTE.


The Company's operating results for the comparative 12 and 28 weeks ended January 15, 2000 and January 16, 1999 were as follows:


                                         12 Weeks Ended                                28 Weeks Ended
                              --------------------------------------------------------------------------------------
                              January    Percent    January     Percent    January    Percent    January   Percent
                                15,        of         16,        of          15,        of         16,        of
                                2000    Revenue      1999     Revenue       2000     Revenue      1999     Revenue
                              -----------------------------------------   ------------------------------------------
                                                                   (Dollars in  thousands)
Operating revenue           $   80,150    100.0% $    70,559    100.0% $    188,515    100.0% $   167,302    100.0%

Operating expenses:
Salaries, wages and benefits    46,114      57.5      38,759      54.9      106,224     56.3%      90,187     53.9%
Facility lease payments         11,199      14.0       9,281      13.2       25,621     13.6%      21,486     12.8%
Depreciation                     3,115       3.9       2,961       4.2        7,361      3.9%       7,121      4.3%
Amortization of goodwill
and other intangibles              368       0.5         252       0.4          860      0.5%         588      0.4%
Other                           20,439      25.5      18,128      25.7       48,111     25.5%      42,760     25.6%
                              --------- ---------  ---------- ---------   ---------- ---------  ---------- ---------
Total operating expenses        81,235     101.4      69,381      98.3      188,177     99.8%     162,142     96.9%
                              --------- ---------  ---------- ---------   ---------- ---------  ---------- ---------

Operating income            $  (1,085)     -1.4% $     1,178      1.7%  $       338      0.2% $     5,160      3.1%
                              --------- ---------  ---------- ---------   ---------- ---------  ---------- ---------

EBITDA                      $    2,398      3.0% $     4,391      6.2%  $     8,559      4.5% $    12,869      7.7%
                            ==========      ===  ===========      ===   ===========      ===  ===========      ===


Operating revenue increased $9.6 million or 13.6% during the 12 weeks and $21.2 million or 12.7% during the 28 weeks ended January 15, 2000. The increase in operating revenue includes Bright Start operating revenue of $5.3 million and $12.3 million during the 12 and 28 weeks ended January 15, 2000. New schools contributed incremental revenue of $2.6 million and $4.9 million during the 12 and 28 weeks ended January 15, 2000, while closed schools reduced incremental revenue by $0.9 million and $2.1 million during the 12 and 28 weeks ended January 15, 2000.

Tuition revenue increased 15.2% during the 12 weeks and 12.7% during the 28 weeks ended January 15, 2000. The increase in tuition revenue reflects a 6.1% and 5.5% increase in average weekly FTE tuition rates and a 8.6% and 6.8% increase in FTE's during the 12 and 28 weeks ended January 15, 2000. The increase in average weekly FTE tuition was principally due to selective price increases which were put into place in the second quarter of fiscal year 1999, based on geographic market conditions and class capacity utilization. The increase in FTE's came principally from the addition of Bright Start and new La Petite schools offset by a 1.0% and 1.9% decline in FTE attendance at established schools during the 12 and 28 weeks ended January 15, 2000. The decline in established FTE's were principally in the infant, toddler and school age programs, which offset increases in the Company's pre-school program.

Salaries, wages, and benefits increased $7.4 million or 19.0% during the 12 weeks and $16.0 million or 17.8% during the 28 weeks ended January 15, 2000. The increase in salaries, wages, and benefits includes Bright Start salaries, wages, and benefits of $3.0 million and $7.0 million during the 12 and 28 weeks ended January 15, 2000. New schools contributed incremental labor costs of $1.6 million and $3.1 million during the 12 and 28 weeks ended January 15, 2000, while closed schools reduced incremental labor costs by $0.7 million and $1.5 million during the 12 and 28 weeks ended January 15, 2000. Excluding Bright Start and new schools, salaries and wages for established schools increased $2.7 million or 8.1% during the 12 weeks and $6.1 million or 7.8% during the 28 weeks ended January 15, 2000. The increase in labor costs at established schools was mainly due to a 6.3% and 6.7% increase in average hourly wage rates and a 1.6% and 1.4% increase in labor hours during the 12 and 28 weeks ended January 15, 2000. New schools, which remain in the start up stage, experienced higher labor costs relative to revenue as compared to established schools. The remaining increase in salaries, wages, and benefits was primarily due to increased benefit costs related to benefit plan enhancements. As a percentage of revenue, labor costs were 57.5% and 56.3% for the 12 and 28 weeks ended January 15, 2000 as compared to 54.9% and 53.9% for the 12 and 28 weeks ended January 16, 1999.

Facility lease payments as a percentage of revenue, were 14.0% and 13.6% for the 12 and 28 weeks ended January 15, 2000 as compared to 13.2% and 12.8% for the 12 and 28 weeks ended January 16, 1999. The increase in facility lease payments as a percentage of revenue was mainly due to higher relative lease costs associated with the Bright Start schools and the 28 new schools.

Amortization of goodwill and other intangibles increased 46.0% and 46.3% for the 12 and 28 weeks ended January 15, 2000 as compared to the 12 and 28 weeks ended January 16, 1999. This increase is due to the amortization of goodwill associated with the Bright Start Acquisition.

Many of the Company's operating costs are relatively fixed and do not decline or increase directly with small changes in attendance. Depreciation and other operating costs, which includes repair and maintenance, utilities, insurance, marketing, real estate taxes, food, supplies and transportation, excluding pre-opening costs, declined or remained unchanged as a percentage of revenue during the 12 and 28 weeks ended January 15, 2000, as compared to the 12 and 28 weeks ended January 16, 1999.

As a result of the foregoing, the Company incurred an operating loss of $1.1 million during the 12 weeks ended January 15, 2000 and operating income of $0.3 million during the 28 weeks ended January 15, 2000 as compared to an operating income of $1.2 million and $5.2 during the 12 and 28 weeks ended January 16, 1999. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $2.4 million and $8.6 million for the 12 and 28 weeks ended January 15, 2000 as compared to $4.4 million and 12.9 million for the 12 and 28 weeks ended January 16, 1999. Excluding pre-opening costs and new school operating losses, EBIDTA would have been $3.2 million and $10.5 million for the 12 and 28 weeks ended January 15, 2000 as compared to $4.6 million and 13.1 million for the 12 and 28 weeks ended January 16, 1999.

Interest expense for the 12 and 28 weeks ended January 15, 2000 increased $0.2 million and $0.5 million as compared to the 12 and 28 weeks ended January 16, 1999. The increase was mainly due to interest associated with higher average borrowings under the Revolving Credit Facility resulting from the Bright Start Acquisition.

After adding back to pre-tax income permanent differences, the effective income tax rate for the 12 and 28 weeks ended January 15, 2000 was approximately 41%, as compared to 39% and 41% for the 12 and 28 weeks ended January 16, 1999.

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

Parent and La Petite have entered into the Credit Agreement, as amended, consisting of the $40 million Term Loan Facility and the $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility in connection with the Recapitalization. The borrowings under the Credit Agreement, together with the proceeds from the sale of the Senior Notes and the Equity Investment, were used to consummate the Recapitalization and to pay the related fees and expenses.

The Credit Agreement will terminate on May 11, 2005. The term loan will amortize in an amount equal to $1.0 million per year in fiscal years 2000 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On January 15, 2000 there was $38.8 million outstanding on the term loan, $5.0 million outstanding on the Revolving Credit Facility. In addition, La Petite had outstanding letters of credit in an aggregate amount equal to $4.0 million and $16.0 million was available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, senior notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness or pay cash dividends or certain other restricted payments. As of January 15, 2000 the Company was in compliance with the foregoing covenants.

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

On December 15, 1999, LPA acquired an additional $15.0 million of redeemable preferred stock in the Parent and received warrants to purchase an additional 3.0% of the Parent's outstanding common stock on a fully diluted basis. The proceeds of that investment were contributed to La Petite as common equity. In connection with such purchase and contribution, the banks waived their right under the Credit Agreement to require that such proceeds be used to repay amounts outstanding under the Credit Agreement. The proceeds of such equity contribution were used to repay borrowings under the revolving credit facility that were incurred to finance the Bright Start acquisition.

Cash flows used for operating activities were $6.8 million during the 28 weeks ended January 15, 2000 as compared to cash flows from operating activities of $3.1 million during the 28 weeks ended January 16, 1999. The $9.9 million decrease in cash flows from operations was mainly due to a $3.2 million increase in net loss, a $5.7 million change in short term sale leaseback construction funding, a $1.9 million reduction in insurance liabilities, offset by timing differences in payable and prepaid expenses.

Cash flows used for investing activities were $4.0 million during the 28 weeks ended January 15, 2000 as compared to cash flows used of $7.3 million during the 28 weeks ended January 16, 1999. The $3.3 million decrease in cash flows used for investing activities was principally due to $10.2 million used for the Bright Start acquisition, a $3.6 million increase in new school development, offset by a $17.0 million increase in proceeds from new school sale lease-backs.

Cash flows from financing activities were $10.3 million during the 28 weeks ended January 15, 2000 compared to cash flows from financing activities of $5.2 million during the 28 weeks ended January 16, 1999. The $5.1 million increase in cash flows from financing activities was principally due to the $15.0 million issuance of preferred stock and warrants, a $1.3 million net decrease in restricted cash requirements, offset by an $8.3 decrease in net borrowings and a $3.2 million decrease in bank overdrafts related to the timing of monthly expense payments. Restricted cash investments represents cash deposited in escrow accounts as collateral for the self-insured portion of the Company's workers compensation insurance coverage.

The Company opened 15 new schools during the 28 weeks ended January 15, 2000. The opening of these schools along with the Bright Start acquisition satisfies the Company's growth plans for fiscal year 2000. The cost to open a new school ranges from $1.0 million to $1.5 million, of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the school may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process. In addition, the Company intends to explore other efficient real estate financing transactions in the future. As of January 15, 2000 the Company had $2.9 million invested in new school development in excess of amounts received from sale and leaseback transactions.

Purchasers of schools in sale and leaseback transactions have included insurance companies, bank trust departments, pension funds, real estate investment trusts and individuals. The leases are operating leases and generally have terms of 15 to 20 years with one or two five-year renewal options. Most of these transactions are structured with an annual rental designed to provide the owner/lessor with a fixed cash return on their capitalized cost over the term of the lease. In addition, many of the Company's leases provide for either contingent rentals if the school's operating revenue exceeds certain levels or a percentage increase every five years. Although the Company expects sale and leaseback transactions to continue to finance its expansion, no assurance can be given that such funding will always be available.

Total capital expenditures for the 28 weeks ended January 15, 2000 and January 16, 1999, exclusive of the Bright Start acquisition, were $16.9 million, and $13.2 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 28 weeks ended January 15, 2000 and January 16, 1999 were $4.4 million. For fiscal year 2000, the Company expects total maintenance capital expenditures to be approximately $10.0 million.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 28 weeks ended January 15, 2000 and January 16, 1999 were $5.8 million, and $5.6 million, respectively.

INFLATION AND GENERAL ECONOMIC CONDITIONS

During the past three years, a period of low inflation, the Company implemented selective increases in tuition rates, based on geographic market conditions and class capacity utilization. The Company did not experience a material decline in attendance as a result of these increases.

During the 28 weeks ended January 15, 2000 the Company experienced inflationary pressures on average wage rates, as hourly rates increased approximately 7%. Management believes this is occurring industry wide and there is no assurance that such wage rate increases can be recovered through future increases in tuition.

MANAGEMENT INFORMATION SYSTEMS AND THE YEAR 2000

The arrival of the year 2000 has not had an adverse impact on the Company's computerized information systems and the cost of compliance has been immaterial. The most important new system for the Company has been the installation of its Academy Document and Information Network (ADMIN) system nationwide. ADMIN was written using a calendar dating system that is not sensitive to the year 2000 issue. For payroll processing, human resources information, general ledger/financial reporting, accounts payable disbursements, fixed assets record keeping and purchase order accounting, the Company utilizes software under licensing arrangements for systems with upgrades that are year 2000 compliant. The costs of the upgrades were included as part of the annual licensing fees. The Company completed its testing and, if necessary, modification of its smaller applications to insure that any year 2000 issues were corrected prior to December 31, 1999.

Although the Company did not assess the year 2000 readiness of its major suppliers or third-party funding agencies, the Company is not currently aware of any year 2000 failures on the part of its major suppliers or third-party funding agencies. The most likely worst case year 2000 scenario that could potentially still occur and the impact it could have on the Company is uncertain. In the event that major suppliers of curriculum material are unable to fulfill purchase orders for supplies, school Directors will need to buy necessary supplies from local retailers. This could have adverse cost consequences to the Company, but on the assumption that the banking system continues to function, should not have a material impact on operations. The Company also provides preschool and child-care services for children that are funded by various state and local government agencies. In the event that any such agency was unable to timely reimburse the Company for such services, it would have an adverse impact on the Company's cash flow. Such impact is not expected to be material and the Company generally has the option to discontinue providing such services for nonpayment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current indebtedness consists of senior notes in the aggregate principal amount of $145 million, the term loan under our credit agreement in the aggregate principal amount of $38.8 million at January 15, 2000 and the revolving credit facility under our credit agreement providing for revolving loans in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $25 million. Borrowings under the senior notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to:
(a) an adjusted London inter-bank offered rate ("LIBOR") plus a percentage based on the Company's financial performance; or (b) a rate, known as the average banking rate ("ABR"), equal to the highest of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1%, plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are initially 3.25% for LIBOR loans and 2.25% for ABR loans. The senior notes will mature in May 2008 and the Credit Agreement will mature in May 2005. The term loan will amortize in an amount equal to $1.0 million per year in fiscal years 2000 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005.

To reduce the impact of interest rate changes on the term loan, the Company entered into interest rate collar agreements. The collar agreements cover the LIBOR interest rate portion of the term loan interest rate, effectively setting maximum and minimum interest rates.

To reduce interest expense on the $145 million senior notes, the Company entered into an interest rate swap transaction with an imbedded collar. The effect of this transaction is that the fixed rate debt was exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The imbedded collar covers the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates.

There were no initial costs associated with either the swap or the interest rate collar agreements as the floor and ceiling cap rates were priced to offset each other. Any differential paid or received based on the swap/collar agreements are recognized as an adjustment to interest expense. As of January 15, 2000, the notional value of such derivatives was $184.0 million with an unrealized loss of $2.5 million. A 1% change in an applicable index rate, after giving effect to the interest rate collars and swap agreement, would result in an interest expense increase of $0.4 million per year.

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

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits required by Item 601 of Regulation S-K:

         1.  Exhibit 27 - Financial Data Schedule

b.       Reports on Form 8-K:

         On February 16, 2000, the Company filed a current report on Form 8-K announcing the appointment of Judith A. Rogala as the Company's new chief executive officer and president.

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LPA HOLDING CORP.

Dated February 28, 2000                  /s/ Joan K. Singleton
                                         ---------------------------------------
                                         By:  Joan K. Singleton

                                         Vice President-Chief Financial Officer,
                                         Treasurer and duly authorized
                                         representative of the registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LA PETITE ACADEMY, INC.

Dated February 28, 2000                  /s/ Joan K. Singleton
                                         ---------------------------------------
                                         By:  Joan K. Singleton

                                         Vice President-Chief Financial Officer,
                                         Treasurer and duly authorized
                                         representative of the registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LPA SERVICES, INC.


Dated February 28, 2000                  /s/ Joan K. Singleton
                                         ---------------------------------------
                                         By:  Joan K. Singleton

                                         Vice President-Chief Financial Officer,
                                         Treasurer and duly authorized
                                         representative of the registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BRIGHT START, INC.


Dated February 28, 2000                  /s/ Joan K. Singleton
                                         ---------------------------------------
                                         By:  Joan K. Singleton

                                         Vice President-Chief Financial Officer,
                                         Treasurer and duly authorized
                                         representative of the registrant