Form 10-Q
period 2000-04-08
LPA HOLDING CORP; LA PETITE ACADEMY INC; BRIGHT START INC; LPA SERVICES INC
filed 2000-05-23
CIK 1062774, 901116, 907357, 1062776

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 8, 2000   Commission File No. 333-56239-01

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



As of May 22, 2000, LPA Holding Corp. had outstanding 564,985 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of May 22, 2000, each of the additional registrants had the number of outstanding shares which is shown on the table below.

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
                                                                                    (par value, $.01 per share)

LPA HOLDING CORP.

INDEX
-------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
                                                                          PAGE
                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Consolidated Balance Sheets                                            4-5

    Consolidated Statements of Operations                                   6

    Consolidated Statements of Cash Flows                                   7

    Notes to Consolidated Financial Statements                            8-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  11-15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        16


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               17

ITEM 5.  OTHER INFORMATION                                                 17


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  17


SIGNATURES                                                                18-21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
APRIL 8, 2000 AND JULY 3, 1999
-------------------------------------------------------------------------------

ASSETS                                               APRIL 8,      JULY 3,
                                                      2000          1999

Current assets:
    Cash and cash equivalents                     $     5,631    $      4,572
    Restricted cash investments                         1,006           1,218
    Accounts and notes receivable, net                  8,109           8,077
    Prepaid food and supplies                           7,461           7,884
    Other prepaid expenses                              4,426           5,850
    Refundable income taxes                               106             192
    Current deferred income taxes                       1,876
                                                  -----------    ------------
         Total current assets                          28,615          27,793

Property and equipment, at cost:
    Land                                                6,120           6,120
    Buildings and leasehold improvements               82,056          77,197
    Equipment                                          23,662          20,451
    Facilities under construction                       2,160          15,261
                                                  -----------    ------------
                                                      113,998         119,029
    Less accumulated depreciation                      57,775          48,310
                                                  -----------    ------------
         Net property and equipment                    56,223          70,719

Other assets (Note 3)                                  69,974          61,780
Deferred income taxes                                  12,126           8,883
                                                  -----------    ------------
                                                  $   166,938    $    169,175
                                                  -----------    ------------


(continued)

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
APRIL 8, 2000 AND JULY 3, 1999
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT               APRIL 8,        JULY 3,
                                                     2000            1999


Current liabilities:
    Overdrafts due banks                          $     4,979    $      7,450
    Accounts payable                                    5,295           7,972
    Current reserve for closed schools                  3,712           1,366
    Current maturities of long-term debt
      and capital lease obligations                     2,193           2,187
    Accrued salaries, wages and other
      payroll costs                                    14,358          11,903
    Accrued insurance liabilities                       2,694           2,389
    Accrued property and sales taxes                    3,089           3,749
    Accrued interest payable                            6,671           2,388
    Other current liabilities                           4,200          11,199
    Current deferred income taxes                                         361
                                                  -----------    ------------
         Total current liabilities                     47,191          50,964

Long-term debt and capital lease
    obligations (Note 4)                              182,579         187,999
Other long-term liabilities (Note 5)                   12,730          11,085

Series A 12% redeemable preferred stock
    ($.01 par value per share);

    45,000 and  30,000 shares authorized, issued
    and outstanding at aggregate liquidation           45,680          29,310
    preference of $1,179.639 and $1,143.444 as
    of April 8, 2000 and July 3, 1999,
    respectively

Stockholders' deficit:
    Class A common stock ($.01 par value per
    share); 950,000 shares authorized and                   6               6
    564,985 and 560,026 shares issued and
    outstanding as of April 8, 2000 and
    July 3, 1999, respectively

    Class B common stock ($.01 par value per
    share); 20,000 shares authorized, issued
    and outstanding as of April 8, 2000 and
    July 3, 1999
    Common  stock warrants                              8,596           5,645
    Accumulated deficit                              (129,844)       (115,834)
                                                  -----------    ------------
         Total stockholders' deficit                 (121,242)       (110,183)
                                                  -----------    ------------
                                                  $   166,938    $    169,175
                                                  -----------    ------------

See notes to consolidated financial statements.


                                                                    (concluded)

LPA HOLDING CORP.

CONSOLIDTED STATEMENTS OF OPERATIONS
40 WEEKS ENDED APRIL 8, 2000
(In thousands of dollars)
-------------------------------------------------------------------------------

                                       12 WEEKS ENDED        40 WEEKS ENDED
                                     ----------------------------------------
                                     APRIL 8,  APRIL 10,  APRIL 8,  APRIL 10,
                                       2000      1999      2000       1999

Operating revenue                    $ 92,228  $ 80,560  $ 280,743  $ 247,862

Operating expenses:
    Salaries, wages and benefits       49,478    42,024    155,702    132,211
    Facility lease expense             11,411     9,648     37,032     31,134
    Depreciation                        3,073     2,930     10,434     10,051
    Restructuring Charge  (Note 8)      7,500                7,500
    Amortization of goodwill and
      other intangibles                   368       252      1,228        840
    Other                              20,190    18,150     68,301     60,910
                                     --------  --------  ---------  ---------
                                       92,020    73,004    280,197    235,146
                                     --------  --------  ---------  ---------
Operating income                          208     7,556        546     12,716
                                     --------  --------  ---------  ---------
Interest expense                        4,976     4,253     15,919     14,732
Interest income                           (35)        0       (115)      (162)
                                     --------  --------  ---------  ---------
        Net interest costs              4,941     4,253     15,804     14,570
                                     --------  --------  ---------  ---------

Income (loss) before income taxes      (4,733)    3,303    (15,258)    (1,854)

Provision (benefit) for income taxes   (1,715)    1,652     (5,479)        92
                                     --------  --------  ---------  ---------
Net income (loss)                    $ (3,018) $  1,651  $  (9,779) $  (1,946)
                                     --------  --------  ---------  ---------

See notes to consolidated financial statements.

LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
40 WEEKS ENDED APRIL 8, 2000
(In thousands of dollars)
-------------------------------------------------------------------------------

                                                        40 WEEKS ENDED
                                                  ---------------------------
                                                   APRIL 8,        APRIL 10,
                                                     2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $    (9,779)   $     (1,946)
   Adjustments to reconcile net loss to net
     cash from (used for) operating
   activities
     Restructure Charge                                 7,500
     Depreciation and amortization                     12,430          11,540
     Deferred income taxes                             (5,479)             11
     Changes in assets and liabilities:
       Accounts and notes receivable                      270          (1,566)
       Prepaid expenses and supplies                    2,538            (444)
       Accrued property and sales taxes                  (703)           (621)
       Accrued interest payable                         4,283           3,989
       Accounts payable and other
         accrued liabilities                           (9,763)          1,979
       Other changes in assets and
         liabilities, net                                 399             622
                                                  -----------    ------------
            Net cash from operating activities          1,696          13,564
                                                  -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Bright Start, net of
     cash acquired                                    (10,296)
   Capital expenditures                               (18,423)        (22,682)
   Proceeds from sale of assets                        23,146           6,542
                                                  -----------    ------------
            Net cash used for
              investing activities                     (5,573)        (16,140)
                                                  -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt and capital
     lease obligations                                (43,686)        (8,328)
   Borrowings under the Revolving
     Credit Agreement                                  36,000         11,000
   Proceeds from issuance of preferred stock
     and warrants                                      15,000
   Exercise of stock options                               89
   Deferred financing costs and stock
     offering expenses                                   (209)          (175)
   Increase (reduction) in bank overdrafts             (2,470)            313
   Decrease (increase) in restricted
     cash investments                                     212        (1,080)
                                                  -----------    ------------
            Net cash from financing activities          4,936           1,730
                                                  -----------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                          1,059            (846)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        4,572           4,820
                                                  -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     5,631    $      3,974
                                                  -----------    ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest (net of amounts capitalized)        $    10,915    $     10,411
     Income taxes                                          86              82
   Cash received during the period for:
     Interest                                     $       112    $        160
     Income taxes                                          91           1,845
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Capital lease obligations of $34,000 and $291,000 were incurred during the 40 weeks ended April 8, 2000 and April 10, 1999, respectively, when the Company entered into leases for new computer equipment

See notes to consolidated financial statements.

LPA HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   ORGANIZATION AND MERGER

     Vestar/LPA Investment Corp. (Parent), a privately-held Delaware corporation, was formed in 1993 for the purpose of holding the capital stock of La Petite Holdings Corp. (Holdings), a Delaware corporation. Holdings was formed in 1993 for the purpose of holding the capital stock of La Petite Acquisition Corp. (Acquisition). On July 23, 1993, as a result of a series of transactions, Holdings acquired all the outstanding shares of common stock, par value $.01 (the Common Stock), of La Petite Academy, Inc., a Delaware corporation (La Petite). The transaction was accounted for as a purchase and the excess of purchase price over the net assets acquired is being amortized over 30 years. On May 31, 1997, Holdings was merged with and into La Petite with La Petite as the surviving corporation. On August 28, 1997, LPA Services, Inc. (Services), a wholly owned subsidiary of La Petite, was incorporated. Services provides third party administrative services on insurance claims to La Petite.

     On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company owned by an affiliate of Chase Capital Partners (CCP) and by an entity controlled by Robert E. King, a director of La Petite, and Parent, which was renamed LPA Holding Corp., entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). In the Recapitalization (i) all of the then outstanding shares of preferred stock and common stock of Parent (other than the shares of common stock retained by Vestar/LPT Limited Partnership and management of La Petite) owned by the existing stockholders of Investment (the Existing Stockholders) were converted into cash. As part of the Recapitalization, LPA purchased $72.5 million (less the value of options retained by management) of common stock of the Parent and $30 million of redeemable preferred stock of Parent (collectively, the Equity Investment). In addition, in connection with the purchase of preferred stock of Parent, LPA received warrants to purchase up to 6.0% of Parent's common stock on a fully diluted basis. The Recapitalization was completed May 11, 1998. On December 15, 1999, LPA acquired an additional $15.0 million of Parent's redeemable preferred stock and received warrants to purchase an additional 3% of Parent's common stock on a fully-diluted basis. The $15.0 million proceeds received by Parent was contributed to La Petite as common equity. As a result of the recapitalization and additional purchase of preferred stock and warrants, LPA beneficially owns 80.0% of the common stock of Parent on a fully diluted basis and $45 million of redeemable preferred stock of Parent. CCP, owns a majority of the economic interests of LPA and an entity controlled by Robert E. King owns a majority of the voting interests of LPA.

     On July 21, 1999, La Petite acquired all the outstanding shares of Bright Start, Inc. ("Bright Start"). See note 7 to the consolidated financial statements.

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


3.   OTHER ASSETS
     (in thousands of dollars)

                                                 APRIL 8, 2000   JULY 3, 1999
                                                 -------------   ------------
     Intangible assets:
     Excess purchase price over net
       assets acquired                           $     74,377    $     64,277
     Curriculum                                         1,497           1,497
     Accumulated amortization                         (15,917)        (13,746)
                                                 ------------    ------------
                                                       59,957          52,028

     Deferred financing costs                           8,632           8,423
     Accumulated amortization                          (1,856)         (1,088)
     Other assets                                       3,241           2,417
                                                 ------------    ------------
                                                 $     69,974    $     61,780
                                                 ------------    ------------

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     (in thousands of dollars)


                                                 APRIL 8, 2000   JULY 3, 1999
                                                 -------------   ------------

     Senior Notes, 10.0% due May 15, 2008        $    145,000    $    145,000
     Borrowings under credit agreement                 38,500          43,250
     Capital lease obligations                          1,272           1,936
                                                 ------------    ------------
                                                      184,772         190,186
     Less current maturities of long-term debt
     and capital lease obligations                     (2,193)         (2,187)
                                                 ------------    ------------
                                                 $    182,579    $    187,999
                                                 ------------    ------------

5.   OTHER LONG-TERM LIABILITIES
     (in thousands of dollars)

                                                 APRIL 8, 2000   JULY 3, 1999
                                                 -------------   ------------

     Unfavorable lease, net of accumulated
        amortization                             $      2,848    $      3,800
     Non-current reserve for closed schools             6,441           2,681
     Long-term insurance liabilities                    3,441           4,604
                                                 ------------    ------------
                                                 $     12,730    $     11,085
                                                 ------------    ------------

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

7.   ACQUISITIONS

     On July 21, 1999, the Company acquired all the outstanding shares of Bright Start for $9.3 million in cash and assumed approximately $2.0 million in debt. At the time of the acquisition, Bright Start operated 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico with one new school under construction. For the year ended August 31, 1998, Bright Start had operating revenue of $22.2 million and at August 31, 1998 total assets were $5.1 million. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in a preliminary allocation to goodwill of $10.1 million which is being amortized on a straight-line basis over 20 years. Such allocations are preliminary in nature, pending the outcome of a detailed analysis being performed by the Company of the assets and liabilities acquired. The Company's financial statements reflect the results of operations of Bright Start during the period subsequent to July 21, 1999. On an unaudited pro-forma basis assuming the acquisition had occurred at the beginning of the periods presented, the Company's operating revenue for the 12 and 40 weeks ended April 10, 1999 would have been $85.9 million, and $265.0 million, respectively. The Company's net income for the 12 weeks ended April 10, 1999 would have been $1.7 million and the net loss for the 40 weeks ended April 10, 1999 would have been $2.3 million.

8.   RESTRUCTURING CHARGE

     On February 17, 2000, the Board approved a plan to close certain Academies located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. Accordingly, the Company recorded a $7.5 million restructuring charge ($4.5 million after tax) to provide for costs associated with the Academy closures and restructuring of 49 Academies. The charge includes the present value of rent and real estate taxes, net of anticipated sublease income, the write-down of fixed assets to fair market value, the write-off of assigned goodwill, and other restructuring costs related to the closures. None of the school closures took place in the third quarter. Subsequent to the end of the third quarter, as of May 22, 2000, 29 Academies have been closed, ten are scheduled to close by fiscal year-end, and the remaining Academies are scheduled to close in fiscal year 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
RESULTS OF OPERATIONS

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

Between April 10, 1999 and the end of the third quarter of fiscal year 2000, the Company opened 21 new schools and acquired 43 schools through the acquisition of Bright Start. Fifteen schools were closed during the same period. As a result, the Company operated 791 schools at the end of the third quarter of fiscal year 2000, 49 more than at the end of the same quarter last year. The closures resulted from management decisions to not renew the leases or contracts of certain schools at expiration.

New schools, as defined by the Company, are schools open less than one year at the start of the current fiscal year. The Company's operating results for the 12 and 40 weeks ended April 8, 2000 includes pre-opening costs and operating losses associated with 28 new schools. Pre-opening costs cover all activities associated with preparing a new school for opening other than capital development cost. Pre-opening costs, which are included in other operating costs and which were mostly completed by the end of first quarter of fiscal year 2000, were $0.6 million for the 40 weeks ended April 8, 2000 as compared to $0.1 million and $0.3 million for the 12 and 40 weeks ended April 10, 1999. New schools typically generate operating losses during the first twelve to eighteen months of operation, until the schools achieve normalized occupancies. Included in operating income and EBIDTA are new schools operating losses of $0.2 million and $1.6 million for the 12 and 40 weeks ended April 8, 2000. New school operating losses during the 12 and 40 weeks ended April 8, 1999, were $0.4 million as the new schools started opening.

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

The Company's operating results for the comparative 12 and 40 weeks ended April 8, 2000 and April 10, 1999 were as follows:

                                      12 WEEKS ENDED                                 40 WEEKS ENDED
                              -----------------------------------------------------------------------------------
                               APRIL      PERCENT    APRIL     PERCENT    APRIL      PERCENT     APRIL     PERCENT
                                 8,          OF        10,       OF         8,         OF         10,        OF
                                2000      REVENUE     1999     REVENUE    2000       REVENUE     1999      REVENUE
                              ---------------------------------------------------------------  -------------------
                                                              (DOLLARS IN  THOUSANDS)
Operating revenue             $ 92,228     100.0%   $ 80,560    100.0%   $ 280,743    100.0%   $ 247,862    100.0%

Operating expenses:
Salaries, wages and benefits    49,478      53.6      42,024     52.2      155,702     55.5      132,211     53.3
Facility lease payments         11,411      12.4       9,648     12.0       37,032     13.2       31,134     12.6
Depreciation                     3,073       3.3       2,930      3.6       10,434      3.7       10,051      4.1
Restructuring Charge             7,500                                       7,500      2.7
Amortization of goodwill
and other intangibles              368       0.4         252      0.3        1,228      0.4          840      0.3
Other                           20,190      21.9      18,150     22.5       68,301     24.3       60,910     24.6
                              --------    ------    --------    -----    ---------    -----    ---------    -----
Total operating expenses        92,020      99.8      73,004     90.6      280,197     99.8      235,146     94.9
                              --------    ------    --------    -----    ---------    -----    ---------    -----

Operating income              $    208       0.2%   $  7,556      9.4%   $     546      0.2%   $  12,716      5.1%
                              --------    ------    --------    -----    ---------    -----    ---------    -----

Adjusted EBITDA               $ 11,149      12.1%   $ 10,738     13.3%   $  19,708      7.0%   $  23,607      9.5%
                              --------    ------    --------    -----    ---------    -----    ---------    -----


Operating revenue increased $11.7 million or 14.5% during the 12 weeks and $32.9 million or 13.3% during the 40 weeks ended April 8, 2000, as compared to the corresponding periods of fiscal 1999. The increase in operating revenue includes Bright Start operating revenue of $5.6 million and $18.0 million during the 12 and 40 weeks ended April 8, 2000. New schools contributed incremental revenue of $3.1 million and $8.0 million during the 12 and 40 weeks ended April 8, 2000, while closed schools reduced incremental revenue by $1.0 million and $3.1 million during the 12 and 40 weeks ended April 8, 2000.

Tuition revenue increased 14.9% during the 12 weeks and 13.4% during the 40 weeks ended April 8, 2000. The increase in tuition revenue reflects a 5.6% increase in average weekly FTE tuition rates for both the 12 and 40 weeks ended April 8, 2000, and a 8.8% and 7.4% increase in FTE's during the 12 and 40 weeks ended April 8, 2000. The increase in average weekly FTE tuition rates was principally due to selective price increases which were put into place in the second quarters of fiscal year 1999 and 2000, based on geographic market conditions and class capacity utilization. The increase in FTE's came principally from the addition of Bright Start and new La Petite schools offset by a 0.7% and 1.6% decline in FTE attendance at established schools during the 12 and 40 weeks ended April 8, 2000. The decline in established FTE's were principally in the infant, toddler and school age programs, which offset increases in the Company's pre-school program.

Salaries, wages, and benefits increased $7.5 million or 17.7% during the 12 weeks and $23.5 million or 17.8% during the 40 weeks ended April 8, 2000, as compared to the corresponding periods of fiscal 1999. The increase in salaries, wages, and benefits includes Bright Start salaries, wages, and benefits of $3.1 million and $10.0 million during the 12 and 40 weeks ended April 8, 2000. New schools contributed incremental labor costs of $1.6 million and $4.7 million during the 12 and 40 weeks ended April 8, 2000, while closed schools reduced incremental labor costs by $0.7 million and $2.3 million during the 12 and 40 weeks ended April 8, 2000. Excluding Bright Start and new schools, salaries and wages for established schools increased $3.0 million or 8.3% during the 12 weeks and $9.1 million or 8.0% during the 40 weeks ended April 8, 2000. The increase in labor costs at established schools was mainly due to a 6.9% and 6.7% increase in average hourly wage rates and a 0.6% and 1.1% increase in labor hours during the 12 and 40 weeks ended April 8, 2000. New schools, which remain in the start up stage, experienced higher labor costs relative to revenue as compared to established schools. The remaining increase in salaries, wages, and benefits was primarily due to increased benefit costs related to benefit plan enhancements. As a percentage of revenue, labor costs were 53.6% and 55.5% for the 12 and 40 weeks ended April 8, 2000 as compared to 52.2% and 53.3% for the 12 and 40 weeks ended April 10, 1999.

Facility lease payments as a percentage of revenue, were 12.4% and 13.2% for the 12 and 40 weeks ended April 8, 2000 as compared to 12.0% and 12.6% for the 12 and 40 weeks ended April 10, 1999. The increase in facility lease payments as a percentage of revenue was mainly due to higher relative lease costs associated with the Bright Start schools and the 28 new schools.

Amortization of goodwill and other intangibles increased 46.0% and 46.2% for the 12 and 40 weeks ended April 8, 2000 as compared to the 12 and 40 weeks ended April 10, 1999. This increase is due to the amortization of goodwill associated with the Bright Start Acquisition.

On February 17, 2000, the Board approved a plan to close certain Academies located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. Accordingly, the Company recorded a $7.5 million restructuring charge ($4.5 million after tax) to provide for costs associated with the Academy closures and restructuring of 49 Academies. The charge includes the present value of rent and real estate taxes, net of anticipated sublease income, the write-down of fixed assets to fair market value, the write-off of assigned goodwill, and other restructuring costs related to the. None of the school closures took place in the third quarter. Subsequent to the end of the third quarter, as of May 22, 2000, 29 Academies have been closed, ten are scheduled to close by fiscal year-end, and the remaining Academies are scheduled to close in fiscal year 2001.

Many of the Company's other operating expenses are relatively fixed and do not decline or increase directly with small changes in attendance. Depreciation and other operating costs, which includes repair and maintenance, utilities, insurance, marketing, real estate taxes, food, supplies and transportation, excluding pre-opening costs, declined or remained unchanged as a percentage of revenue during the 12 and 40 weeks ended April 8, 2000, as compared to the 12 and 40 weeks ended April 10, 1999.

As a result of the foregoing, the Company had operating income of $0.2 million and $0.5 million during the 12 and 40 weeks ended April 8, 2000 as compared to operating income of $7.6 million and $12.7 during the 12 and 40 weeks ended April 10, 1999. Adjusted earnings before non-cash restructuring charge, interest, taxes, depreciation and amortization (EBITDA) was $11.1 million and $19.7 million for the 12 and 40 weeks ended April 8, 2000 as compared to $10.7 million and 23.6 million for the 12 and 40 weeks ended April 10, 1999. Excluding pre-opening costs and new school operating losses, Adjusted EBIDTA would have been $11.3 million and $21.9 million for the 12 and 40 weeks ended April 8, 2000 as compared to $11.2 million and 24.4 million for the 12 and 40 weeks ended April 10, 1999.

Interest expense for the 12 and 40 weeks ended April 8, 2000 increased $0.8 million and $1.2 million as compared to the 12 and 40 weeks ended April 10, 1999. The increase was mainly due to interest associated with higher average borrowings under the Revolving Credit Facility resulting from the acquisition of Bright Start and higher interest rates.

After adding back to pre-tax income permanent differences, the effective income tax rate for the 12 and 40 weeks ended April 8, 2000 was approximately 41%, as compared to 44% and 39% for the 12 and 40 weeks ended April 10, 1999. The 1999 fiscal year effective income tax rate was impacted by the resolution of issues raised by the IRS regarding the Company's benefit plan.



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

The Credit Agreement will terminate on May 11, 2005. The term loan amortizes in an amount equal to $1.0 million per year in fiscal years 2000 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On April 8, 2000 there was $38.5 million outstanding on the term loan, and nothing outstanding on the Revolving Credit Facility. In addition, La Petite had outstanding letters of credit in an aggregate amount equal to $4.0 million and $21.0 million was available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, senior notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness or pay cash dividends or certain other restricted payments. As of April 8, 2000 the Company was in compliance with the foregoing covenants.

On July 21, 1999 the Company acquired all the outstanding shares of Bright Start for $9.3 million in cash and assumed approximately $2.0 million in debt. Bright Start operated 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico. For the year ended August 31, 1998, Bright Start had operating revenue of $22.2 million and at August 31, 1998 total assets were $5.1 million. See note 7 to the consolidated financial statements.

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

Cash flows from operating activities were $1.7 million during the 40 weeks ended April 8, 2000 as compared to cash flows from operating activities of $13.6 million during the 40 weeks ended April 10, 1999. The $11.9 million decrease in cash flows from operations was mainly due to a $7.8 million increase in net loss, a $5.5 change in deferred income taxes, a $8.3 million change in short term sale leaseback construction funding, offset by the non-cash restructuring charge of $7.5 million and by timing differences in supplies and accrued salaries.

Cash flows used for investing activities were $5.6 million during the 40 weeks ended April 8, 2000 as compared to cash flows used of $16.1 million during the 40 weeks ended April 10, 1999. The $10.5 million decrease in cash flows used for investing activities was principally due to a $16.6 million increase in proceeds from new school sale lease-backs, a $3.7 million decrease in new school development, and a $0.5 million decrease in maintenance capital expenditures, offset by a $10.3 million used for the Bright Start acquisition.

Cash flows from financing activities were $4.9 million during the 40 weeks ended April 8, 2000 compared to cash flows from financing activities of $1.7 million during the 40 weeks ended April 10, 1999. The $3.2 million increase in cash flows from financing activities was principally due to the $15.0 million issuance of preferred stock and warrants, a $1.3 million net decrease in restricted cash requirements, offset by an $10.4 decrease in net borrowings and a $2.8 million decrease in bank overdrafts related to the timing of monthly expense payments. Restricted cash investments represents cash deposited in escrow accounts as collateral for the self-insured portion of the Company's workers compensation insurance coverage.

The Company opened 15 new schools during the 40 weeks ended April 8, 2000. The opening of these schools along with the Bright Start acquisition satisfies the Company's growth plans for fiscal year 2000. The cost to open a new school ranges from $1.0 million to $1.5 million, of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the school may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process. In addition, the Company intends to explore other efficient real estate financing transactions in the future. As of April 8, 2000 the Company had $2.2 million invested in new school development in excess of amounts received from sale and leaseback transactions.

Purchasers of schools in sale and leaseback transactions have included insurance companies, bank trust departments, pension funds, real estate investment trusts and individuals. The leases are operating leases and generally have terms of 15 to 20 years with one or two five-year renewal options. Most of these transactions are structured with an annual rental designed to provide the owner/lessor with a fixed cash return on their capitalized cost over the term of the lease. In addition, many of the Company's leases provide for contingent rentals if the school's operating revenue exceeds certain levels. Although the Company expects sale and leaseback transactions to continue to finance its expansion, no assurance can be given that such funding will always be available.

Total capital expenditures for the 40 weeks ended April 8, 2000 and April 10, 1999, exclusive of the Bright Start acquisition, were $18.4 million, and $22.7 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 40 weeks ended April 8, 2000 and April 10, 1999 were $6.0 million and $6.5 million, respectively. For fiscal year 2000, the Company expects total maintenance capital expenditures to be approximately $10.0 million.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 40 weeks ended April 8, 2000 and April 10, 1999 were $8.8 million, and $8.1 million, respectively.


INFLATION AND GENERAL ECONOMIC CONDITIONS

During the past three years, a period of low inflation, the Company implemented selective increases in tuition rates, based on geographic market conditions and class capacity utilization. The Company did not experience a material decline in attendance as a result of these increases.

During the 40 weeks ended April 8, 2000 the Company experienced inflationary pressures on average wage rates, as hourly rates increased approximately 7%. Management believes this is occurring industry wide and there is no assurance that such wage rate increases can be recovered through future increases in tuition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Current indebtedness consists of senior notes in the aggregate principal amount of $145 million, the term loan under the credit agreement in the aggregate principal amount of $38.5 million at April 8, 2000 and the revolving credit facility under the credit agreement providing for revolving loans in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $25 million. Borrowings under the senior notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") plus a percentage based on the Company's financial performance; or (b) a rate, known as the average banking rate ("ABR"), equal to the highest of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1%, plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are initially 3.25% for LIBOR loans and 2.25% for ABR loans. The senior notes will mature in May 2008 and the Credit Agreement will mature in May 2005. The term loan will amortize in an amount equal to $1.0 million per year in fiscal years 2000 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005.

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

There were no initial costs associated with either the swap or the interest rate collar agreements as the floor and ceiling cap rates were priced to offset each other. Any differential paid or received based on the swap/collar agreements are recognized as an adjustment to interest expense. As of April 8, 2000, the notional value of such derivatives was $184.0 million with an unrealized loss of $2.9 million. A 1% change in an applicable index rate, after giving effect to the interest rate collars and swap agreement, would result in an interest expense increase of $0.5 million per year.

                                     ******

PART II - OTHER INFORMATION
------------------------------------------------------------------------------

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

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits required by Item 601 of Regulation S-K:

         1.  Exhibit 27 - Financial Data Schedule

b.       Reports on Form 8-K:

         None

SIGNATURE
------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LPA HOLDING CORP.

Dated May 22, 2000                        /s/ Charles A. Rico
                                      ----------------------------------------
                                      By: Charles A. Rico

                                      Controller and duly authorized
                                      representative of the registrant

SIGNATURE
------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LA PETITE ACADEMY, INC.

Dated May 22, 2000                        /s/ Charles A. Rico

                                      By: Charles A. Rico
                                      ----------------------------------------

                                      Controller and duly authorized
                                      representative of the registrant

SIGNATURE
------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LPA SERVICES, INC.

Dated May 22, 2000                        /s/ Charles A. Rico

                                      By: Charles A. Rico
                                      ----------------------------------------
                                      Controller and duly authorized
                                      representative of the registrant

SIGNATURE
------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BRIGHT START, INC.

Dated May 22, 2000                        /s/ Charles A. Rico

                                      By: Charles A. Rico
                                      ----------------------------------------

                                      Controller and duly authorized
                                      representative of the registrant