Form 10-K
period 2000-07-01
LPA HOLDING CORP; LA PETITE ACADEMY INC; BRIGHT START INC; LPA SERVICES INC
filed 2000-09-29
CIK 1062774, 901116, 907357, 1062776

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 1, 2000

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

                             OVERLAND PARK, KS 66210

              (Address of principal executive office and zip code)

                                 (913) 345-1250

              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 (1) Yes   X    No              (2) Yes X     No
                           -          ---               -           ---

There are no shares of voting stock of La Petite Academy, Inc. held by non-affiliates.

As of September 29, 2000, LPA Holding Corp. had outstanding 564,985 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of September 29, 2000, each of the additional registrants had the number of outstanding shares, which is shown on the following table.

ADDITIONAL REGISTRANTS


                                                                                      Number of Shares
                        Jurisdiction of    Commission        IRS Employer                of Common
Name                     Incorporation     File Number     Identification No.        Stock Outstanding
----                    ---------------    -----------     ------------------        ------------------
La Petite Academy, Inc.   Delaware         333-56239         43-1243221          100 shares of Common Stock
                                                                                 (par value, $.01 per share)

LPA Services, Inc.        Delaware         333-56239-02      74-2849053          1,000 shares of Common Stock
                                                                                 (par value, $.01 per share)

Bright Start, Inc.        Minnesota        333-56239-03      41-1694581          100 shares of Common Stock
                                                                                 (par value, $.01 per share)

LPA HOLDING CORP.

INDEX

PART I.

                                                                                                          PAGE
                                                                                                          ----
Item 1.     Business                                                                                         4

Item 2.     Properties                                                                                      11

Item 3.     Legal Proceedings                                                                               13

Item 4.     Submission of Matters to a Vote of Security Holders                                             13


PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                           13

Item 6.     Selected Financial Data                                                                         14

Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                          16

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                      23

Item 8.     Financial Statements and Supplementary Data                                                     24

Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                                                            41

PART III.

Item 10.   Directors and Executive Officers of the Registrant                                               42

Item 11.   Executive Compensation                                                                           46

Item 12.   Security Ownership of Certain Beneficial Owners and Management                                   49

Item 13.   Certain Relationships and Related Transactions                                                   50

PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  51

SIGNATURES                                                                                                  59

PART I.

ITEM 1.  BUSINESS

ORGANIZATION

Vestar/LPA Investment Corp. (Parent), a privately-held Delaware corporation, was formed in 1993 for the purpose of holding the capital stock of La Petite Holdings Corp. (Holdings), a Delaware corporation. Holdings, which has no assets or operations, was formed in 1993 for the purpose of holding the capital stock of La Petite Acquisition Corp. (Acquisition). On July 23, 1993, as a result of a series of transactions, Holdings acquired all the outstanding shares of common stock, par value $.01 (the Common Stock), of La Petite Academy, Inc., a Delaware corporation (La Petite). The transaction was accounted for as a purchase and the excess of purchase price over the net assets acquired is being amortized over 30 years. On May 31, 1997, Holdings was merged with and into La Petite with La Petite as the surviving corporation. On August 28, 1997, LPA Services, Inc. (Services), a wholly owned subsidiary of La Petite, was incorporated. Services provides third party administrative services on insurance claims to La Petite.

On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company owned by an affiliate of Chase Capital Partners (CCP) and by an entity controlled by Robert E. King, a director of La Petite, and Parent, which was renamed LPA Holding Corp., entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). In the Recapitalization, all of the then outstanding shares of preferred stock and common stock of Parent (other than the shares of common stock retained by Vestar/LPT Limited Partnership and management of La Petite) owned by the existing stockholders of Parent (the Existing Stockholders) were converted into cash. As part of the Recapitalization, LPA purchased $72.5 million (less the value of options retained by management) of common stock of the Parent and $30 million of redeemable preferred stock of Parent (collectively, the Equity Investment). In addition, in connection with the purchase of preferred stock of Parent, LPA received warrants to purchase up to 6.0% of Parent's common stock on a fully diluted basis. The Recapitalization was completed May 11, 1998.

On July 21, 1999, La Petite acquired all the outstanding shares of Bright Start, Inc. ("Bright Start"). See Note 12 to the consolidated financial statements.

On December 15, 1999, LPA acquired an additional $15.0 million of Parent's redeemable preferred stock and received warrants to purchase an additional 3% of Parent's common stock on a fully-diluted basis. The $15.0 million proceeds received by Parent was contributed to La Petite as common equity. As a result of the recapitalization and additional purchase of preferred stock and warrants, LPA beneficially owns 81.3% of the common stock of Parent on a fully diluted basis and $45 million of redeemable preferred stock of Parent. An affiliate of CCP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King owns a majority of the voting interests of LPA.

Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the Company.

BUSINESS DESCRIPTION

The following discussion refers to the Company, and includes a discussion of La Petite prior to the 1993 acquisition:

La Petite, founded in 1968, is the largest privately held and one of the leading for-profit preschool educational facilities (commonly referred to as Academies) in the United States based on the number of centers operated. The Company provides center-based educational services and child care to children between the ages of six weeks and 12 years. Management believes the Company differentiates itself through its superior educational programs, which were developed and are regularly enhanced by its Curriculum Department. The Company's focus on quality educational services allows it to capitalize on the increased awareness of the benefits of premium educational instruction for preschool and elementary school age children. At its residential and employer-based Academies, the Company utilizes its proprietary Journey(R) curriculum with the intent of maximizing a child's cognitive and social development. The Company also operates Montessori schools that employ the Montessori method of teaching, a classical approach that features the programming of tasks with materials presented in a sequence dictated by each child's capabilities.

As of July 1, 2000, the Company operated 752 Academies including 696 residential Academies, 23 employer-based Academies and 33 Montessori schools located in 35 states and the District of Columbia. Subsequent to the end of the fiscal year, the Company closed four residential Academies in connection with the restructuring plan implemented in the third quarter of fiscal year 2000. By the end of fiscal year 2001, management plans to address the closing of the remaining six schools included in the restructuring plan (see Note 13 of the consolidated financial statement). For the 52 weeks ended July 1, 2000, the Company had an average attendance of approximately 83,000 full and part-time children.

CURRICULUM

Residential and Employer-Based Academies. In 1991, La Petite, with the assistance of outside educational experts, designed and developed the Journey(R) curriculum to not only maximize children's cognitive development but also to provide a positive learning experience for the children. The Company believes the Journey(R) curriculum is unsurpassed by the educational materials of any of the major child care providers or our other competitors, many of whom purchase educational materials from third party vendors.

Journey is an integrated approach to learning, giving children opportunities to learn through all of their senses while stimulating development and learning in all areas. Children progress at their own pace, building skills and abilities in a logical pattern. The Journey(R) curriculum covers children of all ages that La Petite Academy serves. Each level of the curriculum includes a parent component, built-in training, carefully selected age appropriate materials, equipment and activities, and a well planned and developed environment.

For infants and toddlers, Journey provides activities for a variety of developmental areas such as listening and talking, physical development, creativity and learning from the world around them. As infants become toddlers, more activities focus on nurturing their need for independence and practicing small motor skills that help them learn to feed themselves, walk and communicate with others. Journey provides songs, fingerplay, art ideas, storytelling tips, building activities and many activities to develop the bodies of toddlers through climbing, pushing and pulling. These activities also build the foundation for social skills such as how to get along with others and how to share.

The Journey preschool program includes a balance of teacher-directed and child-directed activities that address both the physical and intellectual development of preschool children. Physical activities are designed to increase physical and mental dexterity, specifically hand-eye and large and small muscle coordination. Preschool children also engage in creative and expressive activities such as painting, crafts and music. Intellectual activities are designed to promote language development, pre-reading, writing and thinking skills, imagination through role playing, pretending and problem solving. In addition, Journey enables the children to experience the world around them through geography, Spanish, mathematics and sensorial activities.

The Journey(R) curriculum for SuperStars, children ages 5 through 12, consists of providing quiet, private space for them to do homework; social interaction with children of their own age; participation in enrichment programs such as arts and crafts and fitness activities, and transportation to and from their elementary schools.

Montessori Schools. Montessori is a non-traditional method of education in that children work and learn in a highly individualized environment. Montessori materials, combined with our certified Montessori instructors, create a learning environment in which children become energized to explore, investigate and learn. Children work in mixed age group classrooms with attractive, state-of-the-art Montessori materials that have been designed to stimulate each child's interest in reading, mathematics, geography and science. In addition to the Montessori method, Montessori schools provide enrolled children foreign language and computer learning.

ACADEMY NETWORK

The Company operates three types of child care centers: residential Academies, employer-based Academies and Montessori schools. Academies generally operate year round, five days a week and typically are open from 6:30 AM to 6:30 PM. A child may be enrolled in any of a variety of program schedules from a full-time, five-day-per-week plan to as little as two or three half-days a week. A child attending full-time typically spends approximately nine hours a day, five days per week, at an Academy. The SuperStars program for children ages five to 12 provides extended child care before and after the elementary school day and transportation to and from the elementary school.

Academy employees include Academy Directors, Assistant Directors (who are generally teachers), full-time and part-time teachers, temporary and substitute teachers, teachers' aides, and non-teaching staff. On average, there are 15 to 20 employees per Academy. Each Academy is managed by an Academy Director. An Academy Director implements company policies and procedures, but has the autonomy to individualize local operations. Responsibilities of Academy Directors include curriculum implementation, the establishment of daily, weekly and monthly operating schedules, staffing, marketing to develop and increase enrollment and control of operating expenses. Personnel involved in operations as Academy Director and above are compensated in part on the basis of the profitability and level of parent and employee satisfaction of each Academy for which they have managerial responsibility.

Academy Directors are supervised by a Managing Director. Managing Directors have an average of 11 years of experience with the Company, typically are responsible for six to 30 Academies and report to one of three Divisional Vice Presidents. Managing Directors visit their Academies regularly and are in frequent contact to help make decisions and improvements to program quality and profitability. The Divisional Vice Presidents average in excess of 18 years of experience with the Company.

Residential Academies. As of July 1, 2000, the Company operated 696 residential Academies. Residential Academies are typically located in residential, middle income neighborhoods, and are usually one-story, air-conditioned buildings located on three-quarters of an acre to one acre of land. A typical Academy also has an adjacent playground designed to accommodate the full age range of children attending the school. Newly built Academies are approximately 9,500 square feet, built on sites of approximately one acre, have an operating capacity of approximately 175 children and incorporate a closed classroom concept. The Company continues to improve, modernize and renovate existing residential Academies to improve efficiency and operations, to better compete, to respond to the requests of parents and to support the Journey(R) curriculum.

Residential Academies generally have programs to care for children from toddlers to 12 years old arranged in five age groups. In addition, over half of the Academies offer child care for infants, as young as six weeks old. Teacher-student ratios vary depending on state requirements but generally decrease with the older child groups.

Employer-Based Academies. As of July 1, 2000, the Company operated 23 employer-based Academies, which are similar to residential Academies, but are designed to offer businesses, including government employers and hospitals, on-site employer-sponsored child care. So far, the Company's focus has been principally on developing on-site centers, operating employers' on-site centers through management contracts and providing consulting services for developing and managing centers. At most employer-based Academies, tuition is collected from our students in the same way as at residential Academies. At some employer-based Academies, additional payments or support services from the sponsoring employer are received. At other employer-based Academies, a fee in addition to tuition may be received.

Montessori Schools. As of July 1, 2000, the Company operated 33 Montessori schools. Montessori schools are typically located in upper-middle income areas and feature brick facades and closed classrooms. The Montessori schools typically have lower staff turnover, and their lead teachers are certified Montessori instructors, many of whom are certified through the Company's internal training program. In addition, unlike students at residential Academies, Montessori students are enrolled for an entire school year, pay tuition monthly in advance and pay higher tuition rates.

SEASONALITY

Historically, the Company's operating revenue has followed the seasonality of a school year, declining during the summer months and the year-end holiday period. The number of new children enrolling at the Academies is generally highest in September-October and January-February; therefore, the Company attempts to concentrate its marketing efforts immediately preceding these high enrollment periods. Several Academies in certain geographic markets have a backlog of children waiting to attend; however, this backlog is not material to the overall attendance throughout the system.

NEW ACADEMY DEVELOPMENT

The Company intends to expand within existing markets and enter new markets with Academies and Montessori schools concentrated in clusters. In existing markets, management believes it has developed an effective selection process to identify attractive markets for prospective Academy sites. In evaluating the suitability of a particular location, the Company concentrates on the demographics of its target customer within a two mile radius for residential Academies and a six mile radius for Montessori schools. The Company targets Metropolitan Statistical Area's with benchmark demographics which indicate parent education levels and family incomes combined with high child population growth, and considers the labor supply, cost of marketing and the likely speed and ease of development of Academies in the area.

Newly constructed Academies are generally able to open approximately 36 weeks after the real estate contract is signed. Because a location's early performance is critical in establishing its ongoing reputation, the Academy staff is supported with a variety of special programs to help achieve quick enrollment gains and development of a positive reputation. These programs include special compensation for the Academy Director who opens the new site and investment in local marketing prior to the opening. Historically, new Academies have been profitable within their second year of operation and reached maturity within three years.

During fiscal year 2000, the Company opened nine new Journey based Academies, one of which was being developed by Bright Start, and seven new Montessori Schools. Also in July 1999, the Company acquired Bright Start, Inc., an operator of 43 center-based preschools and childcare facilities.

TUITION

Academy tuition depends upon a number of factors including, but not limited to, location of an Academy, age of the child, full or part-time attendance and competition. The Company also provides various tuition discounts primarily consisting of sibling, staff, Corporate Referral Program and Parent's Partner Plan. The Company adjusts tuition for Academy programs by child age-group and program schedule within each Academy on an annual basis each September. Parents also pay an annual registration fee, which is reduced for families with more than one child attending an Academy. Tuition and fees are payable weekly and in advance for most residential and employer-based Academies and monthly and in advance for Montessori schools. Management estimates that state governments pay the tuition for approximately 15% of the children under its care.

MARKETING AND ADVERTISING

In 2000, the Company embarked on a branding and marketing initiative that the Company believes will enhance the value of the La Petite Academy name. A series of focus groups were conducted to study different graphical elements of parent communications and a new logo design. The Company introduced a new logo and identity package. The new Apple design retains a previous theme but adds a contemporary feel. The new logo brings an attractive design element yet retains the brand equity found in the previous Apple style. The new logo and other graphic elements were used to develop a complete package of parent communications, print advertising, and other collateral material. The design elements are now being incorporated into other branding efforts including signage and additional advertising mediums.

The Company continues to focus on retention as the greatest asset to business stability and growth. In July 2000, the Company introduced an innovative employee cash incentive bonus program. This program rewards Academy employees for achieving utilization targets and in-turn, providing high levels of customer service. The Company believes that the program is viewed by parents as a highly positive means of improving teacher retention and adding value to the Company.

A heavy emphasis has been placed on expanding corporate partner relationships and growing the Preferred Employer Program. This Program allows the Company to build quality relationships with large corporations by providing preferred pricing for their employees who enroll their children at the Company's Academies.

INFORMATION SYSTEMS

The Company's financial and management reporting systems are connected through a Virtual Private Network (VPN) that connects all Academies, field management and Support Center employees. Through the use of the Company's point of sale software product, called ADMIN, and the implementation of the VPN, information such as financial reporting, enrollments, pricing, labor, receivables, and attendance are available at all levels of the organization.

The Company continues to review its management information systems to ensure it reports on meaningful, specific and measurable performance indicators as well as provide consistent access.

As of July 1, 2000, all schools purchased in the Bright Start acquisition have adopted our technology and management systems, which included significant training, time and investment.

To improve the management of the Company's labor and human resources, it is implementing a new Payroll and Human Resource system that focuses on employee self-service and analytic capabilities. The Company anticipates significant savings with the automation of payroll collection and with the ability to manage our human resources for the first time with automated capabilities.

Due to the relative newness (1997 and newer) of the technology at the Company, Year 2000 compliant modifications were minor and January 1, 2000 passed without any issues.

COMPETITION

The United States preschool education and child care industry is highly fragmented and competitive. The Company's competition consists principally of local nursery schools and child care centers, some of which are non-profit (including religious-affiliated centers), providers of services that operate out of their homes and other for profit companies which may operate a number of centers. Local nursery schools and child care centers generally charge less for their services. Many religious-affiliated and other non-profit child care centers have no or lower rental costs than the Company, may receive donations or other funding to cover operating expenses and may utilize volunteers for staffing. Consequently, tuition rates at these facilities are commonly lower than our rates. Additionally, fees for home-based care are normally lower than fees for center-based care because providers of home care are not always required to satisfy the same health, safety or operational regulations as our Academies. The competition also consists of other large, national, for profit child care companies that may have more aggressive tuition discounting and other pricing policies than La Petite. The Company competes principally by offering trained and qualified personnel, professionally planned educational and recreational programs, well-equipped facilities and additional services such as transportation. In addition, the Company offers a challenging and sophisticated program that emphasizes the individual development of the child. Based on focus group research conducted in early 2000, the majority of parent's rank the qualities of staff as the most important deciding factor in choosing a child care facility. Following teacher qualification were such items as safety, cleanliness, programs, and curriculum. Price typically played a minimal role in the decision process, assuming price was within a reasonable variance. For some potential customers, the non-profit status of certain competitors may be a significant factor in choosing a child care provider.

REGULATION AND GOVERNMENT INVOLVEMENT

Child care centers are subject to numerous state and local regulations and licensing requirements, and the Company has policies and procedures in place in order to comply with such regulations and requirements. Although state and local regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review the ratio of staff to enrolled children, the safety, fitness and adequacy of the buildings and equipment, the dietary program, the daily curriculum, staff training, record keeping and compliance with health and safety standards. In certain jurisdictions, new legislation or regulations have been enacted or are being considered which establish requirements for employee background checks or other clearance procedures for new employees of child care centers. In most jurisdictions, governmental agencies conduct scheduled and unscheduled inspections of child care centers, and licenses must be renewed periodically. Failure by an Academy to comply with applicable regulations can subject it to state sanctions, which might include the Academy being placed on probation or, in more serious cases, suspension or revocation of the Academy's license to operate and could also lead to sanctions against our other Academies located in the same jurisdiction. In addition, this type of action could lead to negative publicity extending beyond that jurisdiction.

Management believes the Company is in substantial compliance with all material regulations and licensing requirements applicable to our businesses. However, there is no assurance that a licensing authority will not determine a particular Academy to be in violation of applicable regulations and take action against that Academy. In addition, there may be unforeseen changes in regulations and licensing requirements, such as changes in the required ratio of child center staff personnel to enrolled children that could have material adverse effect on our operations.

Certain tax incentives exist for child care programs. Section 21 of the Code provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for "qualifying individuals" (as defined in the Code). The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21 of the Code. In addition to the federal tax credits, various state programs provide child care assistance to low income families. Management estimates approximately 15% of operating revenue is generated from such, federal and state programs. Although no federal license is required at this time, there are minimum standards that must be met to qualify for participation in certain federal subsidy programs.

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

The Federal Americans with Disabilities Act (the "Disabilities Act") prohibits discrimination on the basis of disability in public accommodations and employment. The Disabilities Act became effective as to public accommodations in January 1992 and as to employment in July 1992. Since effectiveness of the Disabilities Act, the Company has not experienced any material adverse impact as a result of the legislation.

In September of 1998, the National Highway Transportation Safety Administration (NHTSA) issued interpretative letters that modified its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell fifteen-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be "used significantly" to transport children to and from school or school-related events. The Company currently maintains a fleet of approximately 1,300 fifteen-passenger vans and 100 school buses for use in transportation of children which management believes are safe and effective vehicles for that purpose. The Company's current fleet meets all necessary federal, state, and local safety requirements. In accordance with the new NHTSA requirements, all new fleet additions or replacements will meet school bus standards.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION PROVISIONS

Compliance with federal, state and local laws and regulations governing pollution and protection of the environment is not expected to have any material effect upon the financial condition or results of operations of the Company.

TRADEMARKS

The Company has various registered trademarks covering the name La Petite Academy, its logos, and a number of other names, slogans and designs, including, but not limited to: La Petite Journey, Parent's Partner, SuperStars and Montessori Unlimited(R). A federally registered trademark in the United States is effective for ten years subject only to a required filing and the continued use of the mark by the registrant. A federally registered trademark provides the presumption of ownership of the mark by the registrant in connection with its goods or services and constitutes constructive notice throughout the United States of such ownership. In addition the Company has registered various trademarks in Japan, Taiwan and the Peoples Republic of China. Management believes that the Company's name and logos are important to its operations and intends to continue to renew the trademark registrations thereof.

INSURANCE AND CLAIMS ADMINISTRATION

The Company maintains insurance covering comprehensive general liability, automotive liability, workers' compensation, property and casualty, crime and directors and officers insurance. The policies provide for a variety of coverage, are subject to various limits, and include substantial deductibles or self-insured retention. There is no assurance that claims in excess of, or not included within, coverage will not be asserted, the effect of which could have an adverse effect on the Company.

EMPLOYEES

As of July 1, 2000, the Company employed approximately 13,000 persons. The Company's employees are not represented by any organized labor unions or employee organizations and management believes relations with employees are good.

ITEM 2.  PROPERTIES

As of July 1, 2000, the Company operated 752 Academies, 688 of which were leased under operating leases, 52 of which were owned and 12 of which were operated in employer-owned centers. Most of these Academy leases have 15-year terms, some have 20-year terms, many have renewal options, and most require the Company to pay utilities, maintenance, insurance and property taxes. In addition, some of the leases provide for contingent rentals, if the Academy's operating revenue exceeds certain base levels.

Because of different licensing requirements and design features, Academies vary in size and licensed capacity. Academies typically contain 5,400, 6,700, 7,800 or 9,500 square feet in a one-story, air-conditioned building typically located on three-quarters of an acre to one acre of land.

Each Academy has an adjacent playground designed to accommodate the full age range of children attending the Academy. Licensed capacity for the same size building varies from state to state because of different licensing requirements.

In 1998 the Company designed new prototypes for residential Academies and Montessori schools, both of which are 9,500 square foot facilities built on one acre or more of commercially zoned property. The 14 new residential Academy facilities opened in fiscal 1999 and 2000 have an operating capacity for approximately 175 children and are closed classroom designs that reflects a preschool environment and supports the latest curriculum improvements. The 14 new Montessori schools opened in 1999 and 2000 are divided into six to eight equal-sized classrooms that support 20 to 25 children, resulting in an operating capacity for approximately 150 to 160 children. Management believes the new facilities afford the Company more flexibility to better suit varying site plans and future changes as residential neighborhoods evolve. The new exterior design was developed to enhance the appearance and image of the Academies. In opening a new Academy, the Company historically acquires the land, constructs the facility and then seeks long-term financing through a sale (at cost) and operating leaseback transaction.

The following table summarizes Academy openings and closings for the indicated periods.


FISCAL YEAR                        2000         1999         1998         1997         1996
-----------                    -----------   ----------   ----------  -----------  -----------
Academies:
Open at Beginning of Period           743          736          745          751          786
Opened During Period                   59           13            1            3           11
Closed During Period                 (50)          (6)         (10)          (9)         (46)
                               -----------   ----------   ----------  -----------  -----------

Open at End of Period                 752          743          736          745          751
                               ===========   ==========   ==========  ===========  ===========

During fiscal year 2000, the Company opened nine Residential Academies, seven Montessori schools and acquired 43 schools through the acquisition of Bright Start. During that same period, the Company closed 50 schools. During fiscal year 2000, 39 of the closures resulted from management's decision to close certain schools located in areas where the demographic conditions no longer supported and economically viable operations, and the remaining 11 closures were due to management's decision not to renew the leases or contracts of certain schools. Subsequent to the end of the fiscal year, the Company closed four residential Academies in connection with the restructuring plan implemented in the third quarter of fiscal year 2000. By the end of fiscal year 2001, management plans to address the closing of the remaining six schools included in the restructuring plan (see Note 13 of the consolidated financial statement).

The following table shows the number of locations operated by the Company as of July 1, 2000:

Alabama (14)                 Indiana (16)               Nebraska (10)              South Carolina (22)
Arizona (26)                 Iowa (7)                   Nevada (17)                Tennessee (26)
Arkansas (6)                 Kansas (24)                New Jersey (2)             Texas (113)
California (54)              Kentucky (4)               New Mexico (20)            Utah (4)
Colorado (24)                Louisiana (1)              North Carolina (29)        Virginia (36)
Delaware (1)                 Maryland (15)              Ohio (17)                  Washington, D C (1)
Florida (92)                 Minnesota (8)              Oklahoma (22)              Washington (14)
Georgia (44)                 Mississippi (3)            Oregon (7)                 Wisconsin (14)
Illinois (23)                Missouri (30)              Pennsylvania (5)           Wyoming (1)


The leases have initial terms expiring as follows:

           YEARS INITIAL LEASE TERMS EXPIRE                          NUMBER OF ACADEMIES
                    2001                                                     123
                    2002                                                     106
                    2003                                                      86
                    2004                                                     123
                    2005                                                      65
                    2006 and later                                           185
                                                                             ---
                                                                             688
                                                                             ---

The Company currently leases 688 Academies from approximately 425 lessors. The Company has generally been successful when it has sought to renew expiring Academy leases.

ITEM 3.  LEGAL PROCEEDINGS

The Company has litigation pending which arose in the ordinary course of business. In management's opinion, none of such litigation in which the Company is currently involved will result in liabilities that will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Parent is not publicly traded. As of September 29, 2000, LPA owned 89.6% of the Parent's common stock, Vestar/LPT Limited Partnership owned 3.6%, management owned 1.9% and former management owned 4.9%.

No cash dividends were declared or paid on the Parent's common stock during fiscal year 2000 and 1999. The Company's Senior Notes and preferred stock (see
Note 3 and Note 7, respectively, to the consolidated financial statements) contain certain covenants that, among other things, do not permit La Petite to pay cash dividends on its common or preferred stock now or in the immediate future.

As of July 1, 2000, there were 13 holders of record of Parent's common stock.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS OF DOLLARS)

                                          52 WEEKS     44 WEEKS        52 WEEKS      52 WEEKS      53 WEEKS
                                            ENDED        ENDED           ENDED         ENDED         ENDED
                                           JULY 1,       JULY 3,       AUGUST 29,    AUGUST 30,    AUGUST 31,
                                            2000        1999 (a)         1998          1997          1996
                                         ---------     -----------    -----------    ----------    ----------
INCOME STATEMENT DATA

Operating revenue                       $  371,037     $   281,072     $ 314,933      $302,766      $300,277
Operating expenses:
     Salaries, wages and benefits          205,665         150,052       166,501       159,236       155,046
     Facility lease expense                 46,573          33,670        38,403        38,094        38,349
     Depreciation                           13,500          10,911        13,892        13,825        13,680
     Amortization of goodwill
        and other intangibles                2,835           1,972         3,122         3,474         4,012
     Recapitalization costs (b)                                            8,724
     Restructuring charge (c)                7,500
     Other                                  89,879          68,277        76,258        74,111        78,310
                                        ----------     -----------     ---------      --------      --------
Total operating expenses                   365,952         264,882       306,900       288,740       289,397
                                        ----------     -----------     ---------      --------      --------
Operating income                             5,085          16,190         8,033        14,026        10,880
Interest expense (d)                        20,880          16,145        14,126         9,245        10,256
Minority interest in net
     income of subsidiary                                                  2,849         3,693         3,561
Interest income                               (163)           (153)         (885)         (959)         (903)
                                        ----------     -----------     ---------      --------      --------
Income (loss) before income taxes
     and extraordinary item                (15,632)            198        (8,057)        2,047       (2,034)
Provision (benefit) for income
     taxes                                  (5,085)            995          (254)        3,264        1,518
                                        ----------     -----------     ---------      --------      --------
Loss before extraordinary item             (10,547)           (797)       (7,803)       (1,217)       (3,552)
Extraordinary loss on early
     retirement of debt (e)                                               (5,525)                       (819)
                                        ----------     -----------     ---------      --------      --------
Net loss                                $  (10,547)    $      (797)    $ (13,328)     $ (1,217)     $ (4,371)
                                        ==========     ===========     =========      ========      ========
BALANCE SHEET DATA (AT END OF
PERIOD)

Total assets                            $  165,647       $ 169,468     $ 160,791 $     171,160 $     177,133
Subordinated debt                                                                          903         1,590
Total long-term debt                       182,319         187,999       185,727        85,903        86,590
Redeemable preferred stock                  47,314          29,310        25,625        32,521        28,827
Stockholders' equity (deficit)            (123,653)       (110,183)    $(105,701)        3,374         4,787
OTHER DATA
EBITDA (f)                              $   28,920       $  29,073     $  33,771 $      31,325 $      28,572
Cash flows from operating activities         5,597          10,320         7,224        14,886        15,208
Cash flows from investing activities       (10,341)        (19,204)      (11,005)       (6,848)       (6,045)
Cash flows from financing activites          4,180           6,588       (13,322)        3,142       (12,671)
Depreciation and amortization (g)           17,387          13,712        17,859        18,149        18,942
Capital expenditures                        23,412          31,666        13,637         7,300         8,570
Ratio of earnings to fixed charges (h)          (h)            1.0x           (h)          1.1x           (h)
Proceeds from sale of assets                23,432          12,462         2,632           452         2,525
Academies at end of period                     752             743           736           745           751

FTE utilization during the period (i)          63%             65%           65%           66%           64%


a) On June 10, 1999, the Company changed its fiscal year to be the period starting on the first Saturday in July and ending on the first Saturday of July of the subsequent year, resulting in a 44 week year for fiscal 1999 (see Note 1 in the consolidated financial statements).

b) Recapitalization costs consist principally of transaction bonuses of $1.5 million and payments for the cancellation of options of $7.2 million, both of which were inclusive of payroll taxes.

c) In the third quarter of 2000, management committed to a plan to close certain Academies located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. Accordingly, the Company recorded a $7.5 million restructuring charge ($4.5 million after tax) to provide for costs associated with the Academy closures and restructuring of 49 Academies. The charge consists principally of $5.9 million for the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income, and $1.1 million for the write-down of fixed assets to fair market value. At July 1, 2000, the Company had an accrual for the closing of these Academies of $6.2 million. During fiscal year 2000, 39 schools were closed. Subsequent to the end of the fiscal year, an additional four schools have closed in connection with the restructuring plan. By the end of fiscal year 2001, management plans to address the closing of the remaining six schools.

d) Interest expense includes $1.1 million, $0.8 million, $0.8 million, $0.9 million, and $1.3 million of amortization of deferred financing costs for fiscal years 2000, 1999, 1998, 1997, and 1996, respectively.

e) On May 11, 1998, the Company incurred a $5.5 million extraordinary loss related to (i) the retirement of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003, and (iii) the retirement of all the 12 1/8% Subordinated Exchange Debentures and the 6.5% Convertible Debentures. The loss principally reflects the write off of premiums and related deferred financing costs, net of applicable income tax benefit.

f) EBITDA is defined herein as net income before non-cash restructuring charges, extraordinary items, net interest cost, taxes, depreciation and amortization and is presented because it is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.

g) Depreciation and amortization includes amortization of deferred financing costs and accretion of discount on the 6.5% Convertible Debentures that is presented as interest expense on the statements of income.

h) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes and extraordinary items, plus fixed charges. Fixed charges consists of interest expense on all indebtedness, amortization of deferred financing costs, and one-third of rental expense on operating leases representing that portion of rental expense that the Company deemed to be attributable to interest. For the 52-weeks ended July 1, 2000, and August 29, 1998, and the 53 weeks ended August 31, 1996, earnings were inadequate to cover fixed charges by $15.6 million, $8.1 million and $2.0 million, respectively.

i) FTE Utilization is the ratio of full-time equivalent (FTE) students to the total operating capacity for all of the Company's Academies. FTE attendance is not a measure of the absolute number of students attending the Company's Academies; rather, it is an approximation of the full-time equivalent number of students based on Company estimates and weighted averages. For example, a student attending full-time is equivalent to one FTE, while a student attending one-half of each day is equivalent to 0.5 FTE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this document.

On June 10, 1999, the Company changed its fiscal year to be the period starting on the first Sunday in July and ending on the first Saturday in July in the subsequent year (See Note 1 of the consolidated financial statements). For comparative purposes, the table below presents the results of the 52 weeks ended July 1, 2000 and the results of the 52 weeks ended July 3, 1999 (herein referred to as the 2000 year and the 1999 year). The subsequent discussion of results is based on the 52 week comparison. The selected data for the 52 weeks ended July 3, 1999 is unaudited but reflects all adjustments, consisting of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's results of operations for the unaudited period. The selected data for the 52 weeks ended July 1, 2000 includes the results of Bright Start from July 21, 1999, the date of acquisition.

The Company's operating results for the 2000 year are consistent and comparable with the 1999 year, except for operating losses associated with new educational facilities (New Academies) and the acquisition of the 43 Bright Start Academies. The Company considers an Academy as new if it opened within the current or previous fiscal year. These schools typically generate operating losses during the first few months of operation until the Academies achieve normalized occupancies. Included in operating income and EBIDTA were New Academy operating losses of $1.9 million and $0.7 million for the 2000 year and 1999 year, respectively. Bright Start contributed $2.1 million and $1.5 million to operating income and EBITDA for the 2000 year.

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

2000 COMPARED TO 1999 RESULTS (IN THOUSANDS OF DOLLARS)

                                                  52 WEEKS ENDED                  52 WEEKS ENDED
                                           -----------------------------   -----------------------------
                                              July 1,       Percent of         July 3,       Percent of
                                               2000          Revenue            1999           Revenue

Operating revenue                          $   371,037           100.0%     $   328,763          100.0%

Operating expenses:
Salaries, wages and benefits                   205,665            55.4          175,563           53.4
Facility lease payments                         46,573            12.6           39,539           12.0
Depreciation                                    13,500             3.6           13,034            4.0
Amortization of goodwill
     and other intangibles                       2,835             0.8            2,330            0.7
Restructuring Costs                              7,500             2.0
Other                                           89,879            24.2           79,914           24.3
                                           -----------       ---------      -----------      ---------
Total operating expenses                       365,952            98.6          310,380           94.5
                                           -----------       ---------      -----------      ---------

Operating income                           $     5,085             1.4%     $    18,383            5.5%
                                           -----------       ---------      -----------      ---------

EBITDA                                     $    28,920             7.8%     $    33,747           10.3%
                                           -----------       ---------      -----------      ---------

During the 2000 year, the Company opened 16 new schools and acquired 43 schools through the acquisition of Bright Start. During that same period, the Company closed 50 schools. As a result, the Company operated 752 schools on July 1, 2000. During fiscal year 2000, 39 of the closures resulted from management's decision to close certain schools located in areas where the demographic conditions no longer supported an economically viable operation, and the remaining 11 closures were due to management's decision not to renew the leases or contracts of certain schools.

Operating revenue. Operating revenue increased $42.3 million or 12.9% during the 2000 year as compared to the 1999 year. The increase in operating revenue includes $24.0 million from the acquired Bright Start schools, $13.9 million of incremental revenue from established schools, $10.9 million of incremental revenue from the new schools, most of which were opened late in the 1999 year or early in the 2000 year, offset by $6.5 million of reduced revenue from closed schools. Tuition revenue increased 13.2% during the 2000 year as compared to the 1999 year. The increase in tuition revenue reflects an increase in full time equivalent (FTE) attendance of 7.1% and an increase of the average weekly FTE tuition rates of 5.7%.

The increase in FTE attendance is due to the addition of the Bright Start schools and the new schools offset by a 1.2% decline at our established schools (schools which were open prior to the 1999 year). The increase in average weekly tuition per FTE was principally due to selective price increases which were put into place in February of fiscal years 1999 and 2000, based on geographic market conditions and class capacity utilization.

Salaries, wages and benefits. Salaries, wages and benefits increased $30.1 million or 17.1% during the 2000 year as compared to the 1999 year. As a percentage of revenue, labor costs were 55.4% for the 2000 year as compared to 53.4% during the 1999 year. The increase in salaries, wages and benefits includes incremental labor costs at established schools of $12.3 million, Bright Start labor costs of $13.1 million, incremental labor costs at new schools of $6.1 million, increased field management and corporate administration labor costs of $0.9 million, increased benefit costs of $1.6 million, offset by reduced incremental labor costs at closed schools of $3.9 million. The increase in labor costs at established schools was mainly due to a 7.0% increase in average hourly wage rates and a 1.3% increase in labor hours. New schools experience higher labor costs relative to revenue as compared to the established schools.

Facility lease expense. Facility lease expense increased $7.0 million or 17.8% during the 2000 year as compared the 1999 year. The increase in facility lease expense was mainly due to higher relative lease costs associated with the Bright Start schools and the 28 new schools opened in late fiscal 1999 and early fiscal year 2000, offset by the closures late in fiscal year 2000.

Depreciation. Depreciation expense increased $0.5 million or 3.6% during the 2000 year as compared to the 1999 year. The increase in depreciation was due to the addition of the Bright Start schools.

Amortization of goodwill and other intangibles. The amortization of goodwill and other intangibles increased $0.5 million or 21.7% for the 2000 year as compared the 1999 year. This increase is due to the amortization of goodwill associated with the Bright Start acquisition.

Restructuring charge. In the third quarter of 2000, management committed to a plan to close certain schools located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining schools. Accordingly, the Company recorded a $7.5 million restructuring charge ($4.5 million after tax) to provide for costs associated with the school closures and restructuring 49 schools. The charge consists principally of $5.9 million for the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income, and $1.1 million for the write-down of fixed assets to fair market value. At July 1, 2000, the Company had an accrual for the closing of these Academies of $6.2 million. During fiscal year 2000, 39 schools were closed. Subsequent to the end of the fiscal year, an additional four schools have closed in connection with the restructuring plan. By the end of fiscal year 2001, management plans to address the closing of the remaining six schools.

Other operating costs. Other operating costs increased $10.0 million or 12.5% during the 2000 year as compared to the 1999 year. Other operating costs include repair and maintenance, utilities, insurance, marketing, real estate taxes, food, supplies and transportation. The increase was due primarily to higher expenses in repairs and maintenance, utilities, real estate taxes, food and supplies. As a percentage of revenue, other operating costs decreased to 24.2% in the 2000 year from 24.3% in the 1999 year.

Operating income and EBITDA. As a result of the foregoing, operating income was $5.1 million for the 2000 year as compared to $18.4 million during the 1999 year. The decline in operating income is principally due to higher costs and the restructuring charge offsetting the increased revenue. EBITDA is defined as net income before non-cash restructuring charges, extraordinary items, net interest cost, taxes, depreciation and amortization. EBITDA was $28.9 million and $33.7 million for 2000 year and 1999 year, respectively. The decline in EBITDA is attributed to higher costs offsetting increased revenue.

Interest expense. Net interest expense for the 2000 year increased $1.7 million from the 1999 year. The increase is mainly a result of additional interest paid on the Senior Notes due to interest rate swap arrangement, higher average borrowings under the Revolving Credit facility resulting from the acquisition of Bright Start, and reduced capitalized interest associated with constructing new schools.

Income tax rate. After adding back the permanent differences to pretax income, the effective income tax rate for the 2000 year was approximately 40% as compared to approximately 49% for the 1999 year. The 1999 year effective income tax rate was impacted by the resolution of issues raised by the IRS regarding the Company's benefit plan (see Note 8 to the consolidated financial statements).

1999 COMPARED TO 1998 RESULTS (IN THOUSANDS OF DOLLARS)

On June 10, 1999, the Company changed its fiscal year to be the period starting on the first Sunday in July and ending on the first Saturday in July in the subsequent year (See Note 1 of the Notes to consolidated financial statements). For comparative purposes the table below presents the results of the 44 weeks ended July 3, 2000 and the results of the 44 weeks ended July 4, 1998. The subsequent discussion of results is based on the 44 week comparison. The selected data for the 44 weeks ended July 4, 1998 is unaudited but reflects all adjustments, consisting of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's results of operations for the unaudited period.

                                                  44 WEEKS ENDED                  44 WEEKS ENDED
                                           -----------------------------   -----------------------------
                                             July 3,       Percent of         July 4,       Percent of
                                               1999          Revenue           1998          Revenue

Operating revenue                        $      281,072          100.0%  $       267,242         100.0%

Operating expenses:
Salaries, wages and benefits                    150,052            53.4          140,991           52.8
Facility lease payments                          33,670            12.0           32,534           12.2
Depreciation                                     10,911             3.9           11,769            4.4
Amortization of goodwill
     and other intangibles                        1,972             0.7            2,763            1.0
Recapitalization costs                                                             8,724            3.3
Other                                            68,277            24.3           64,621           24.2
                                           -------------  --------------   --------------  -------------
Total operating expenses                        264,882            94.3          261,402           97.9
                                           -------------  --------------   --------------  -------------

Operating income                         $       16,190            5.7%  $         5,840           2.1%
                                           -------------  --------------   --------------  -------------

EBITDA                                   $       29,073           10.3%  $        29,096          10.9%
                                           -------------  --------------   --------------  -------------


Fifteen Academies in operation on July 4, 1998 were closed and thirteen new Academies were opened prior to July 3, 1999. As a result, the Company operated 743 Academies on July 3, 1999. The closures resulted principally from management decisions not to renew the leases or contracts of certain Academies.

Operating revenue. Operating revenue increased 5.2% during the 44 weeks ended July 3, 1999, as compared to the 44 weeks ended July 4, 1998. Excluding closed and new Academies from both years, operating revenue increased 5.5%, full time equivalent (FTE) attendance decreased 1.4%, and average weekly FTE tuition increased 6.9% during the 44 weeks ended July 3, 1999, as compared to the 44 weeks ended July 4, 1998. The decline in FTE's occurred principally in the infant, toddler and school age programs as the Company is concentrating its focus on enhancing and expanding its pre-school program. Prior to the start of fiscal year 1999, 238 Academies received modification to enhance the preschool environment. The modifications included new room arrangements and added preschool furniture and equipment which enhanced the pre-school appearance of the Academies. As a result of this effort, attendance of pre-school aged children increased 1,407 in the eight weeks ended June 5, 1999, (end of the school term) as compared to the same period in 1998. This gain, however, was offset by declines in infants, toddlers, and school age children. During fiscal year 1999, additional Academies received the pre-school enhancements and by year-end, 550 Academies had been impacted.

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

Salaries, wages and benefits. Salaries, wages and benefits increased $9.1 million or 6.4% during the 44 weeks ended July 3, 1999, as compared to the 44 weeks ended July 4, 1998. The increase was principally due to a 7.0% increase in average hourly wage rates, and higher health care costs resulting from benefit plan enhancements. These increases were offset by a small decline in hours worked. As a percentage of revenue, labor costs were 53.4% for the 44 weeks ended July 3, 1999, as compared to 52.8% during the 44 weeks ended July 4, 1998.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles decreased 28.7% during the 44 weeks ended July 3, 1999, as compared to the 44 weeks ended July 4, 1998, as certain intangible assets became fully amortized at the end of the third quarter of fiscal year 1998.

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

Operating income and EBITDA. As a result of the foregoing, operating income was $16.2 million for the 44 weeks ended July 3, 1999, as compared to $5.8 million during the 44 weeks ended July 4, 1998. Excluding Recapitalization Costs, this reflects gains in operating income of 11.2% for the 44 weeks ended July 3, 1999, as compared to the 44 weeks ended July 4, 1998. EBITDA is defined herein as net income before non-cash restructuring charges, extraordinary items, net interest cost, taxes, depreciation and amortization. EBITDA was $29.1 million for 44 weeks ended July 3, 1999, and for the 44 weeks ended July 4, 1998. Excluding pre-opening costs and new Academy operating losses, EBIDTA would have been $30.3 million for 44 weeks ended July 3, 1999, as compared to $29.2 million for the 44 weeks ended July 4, 1998.

Interest expense. Net interest expense for the 44 weeks ended July 3, 1999, increased $2.9 million from the 44 weeks ended July 4, 1998. The increase was mainly due to increased interest payments related to the issuance of $145.0 million of 10% Senior Notes and a $40.0 million term loan facility under the Credit Agreement which occurred as part of the Recapitalization (see notes to the consolidated financial statements).

Loss on retirement of debt. On May 11, 1998, the Company incurred a $5.5 million extraordinary loss related to (i) the retirement of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003 and (iii) the retirement of all the 12 1/8% Exchange Debentures and the 6.5% Convertible Debentures. The loss principally reflects the write off of premiums and related deferred financing costs, net of applicable income tax benefit.

Income tax rate. After adding back the permanent differences to pretax income, the effective income tax rate for the 44 weeks ended July 3, 1999, was approximately 47%, as compared to approximately 33% for the 44 weeks ended July 4, 1998. The 1999 fiscal year effective income tax rate was impacted by the resolution of issues raised by the IRS regarding the Company's benefit plan (See Note 8 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from cash flows generated by operations, borrowings on the revolving credit facility under the Credit Agreement, and sale and leaseback financing for newly constructed schools. The Company's principal uses of liquidity are to meet its debt service requirements, finance its capital expenditures and provide working capital. The Company incurred substantial indebtedness in connection with the Recapitalization.

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

The Credit Agreement will terminate on May 11, 2005. The term loan amortizes in an amount equal to $1.0 million per year in fiscal years 2000 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On July 1, 2000, there was $38.3 million outstanding on the term loan and nothing outstanding on the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount equal to $4.2 million, and $20.8 million was available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, senior notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments. As of July 1, 2000 the Company was in compliance with the foregoing covenants.

On July 21, 1999, the Company acquired all the outstanding shares of Bright Start for $9.3 million in cash and assumed approximately $2.0 million in debt. Bright Start operated 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico (see Note 12 to the consolidated financial statements).

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

Cash flows from operating activities were $5.6 million during the 52 weeks ended July 1, 2000, (2000 year) as compared to cash flows from operating activities of $19.3 million during the 52 weeks ended July 3, 1999, (1999 year). The $13.7 million decrease in cash flows from operations was mainly due to a $9.1 million increase in net loss, a $6.0 million change in deferred income taxes, a $11.3 million change in short term sale leaseback construction funding, offset by the non-cash restructuring charge of $7.5 million, and by a $5.2 million of timing differences in supplies, prepaid advertising and accrued salaries.

Cash flows used for investing activities were $10.3 million during the 2000 year as compared to cash flows used of $23.0 million during the 1999 year. The $12.6 million decrease in cash flows used for investing activities was principally due to a $10.5 million increase in proceeds from new school sale lease-backs, a $13.9 million decrease in new school development, offset by a $10.4 million used for the Bright Start acquisition and a $1.6 million increase in maintenance capital expenditures.

Cash flows from financing activities were $4.2 million during the 2000 year compared to cash flows from financing activities of $3.5 million during the 1999 year. The $0.7 million increase in cash flows from financing activities was principally due to the $15.0 million issuance of preferred stock and warrants, a $0.7 million decrease in debt issuance and stock offering costs, a $0.7 million net decrease in restricted cash requirements, offset by an $10.4 million decrease in net borrowings and a $5.3 million decrease in bank overdrafts related to the timing of monthly expense payments. Restricted cash investments represent cash deposited in escrow accounts as collateral for the self-insured portion of the Company's workers compensation insurance coverage.

The Company opened 16 new schools during the 2000 year. The cost to open a new school ranges from $1.0 million to $1.5 million of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the school may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process. In addition, the Company intends to explore other efficient real estate financing transactions in the future. As of July 1, 2000 the Company had $2.0 million invested in new school development in excess of amounts received from sale and leaseback transactions.

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

Total capital expenditures for the 52 weeks ended July 1, 2000 and July 3, 1999, exclusive of the Bright Start acquisition, were $23.4 million and $35.6 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 52 weeks ended July 1, 2000 and July 3, 1999 were $10.4 million and $8.8 million, respectively. For fiscal year 2001, the Company expects total maintenance capital expenditures to be approximately $13.0 million.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 52 weeks ended July 1, 2000 and July 3, 1999 were $11.9 million and $10.6 million, respectively.

INFLATION AND GENERAL ECONOMIC CONDITION

During the past three years (a period of low inflation) the Company implemented selective increases in tuition rates based on geographic market conditions and class capacity utilization. During the 52 weeks ended July 1, 2000 the Company experienced inflationary pressures on average wage rates, as hourly rates increased approximately 7%. Management believes this is occurring industry wide and there is no assurance that such wage rate increases can be recovered through future increases in tuition. A sustained recession with high unemployment may have a material adverse effect on the Company's operations.

OTHER INFORMATION

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Current indebtedness consists of senior notes in the aggregate principal amount of $145 million, the term loan under the credit agreement in the aggregate principal amount of $38.3 million at July 1, 2000 and the revolving credit facility under the credit agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 3.25% for LIBOR loans and 2.25% for ABR loans. The Senior Notes will mature in May 2008 and the Credit Agreement will mature in May 2005. The term loan amortizes in an amount equal to $1.0 million in fiscal year 2001 through 2003, $7.8 million in fiscal year 2004 and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries an in accounts equal to specified percentage of excess cash flow (as defined).

To reduce the impact of interest rate changes on the term loan, the Company entered into interest rate collar agreements during the second quarter of fiscal year 1999. The collar agreements cover the LIBOR interest rate portion of the term loan, effectively setting maximum and minimum interest rates of 9.5% and 7.9%.

To reduce interest expense on the $145 million Senior Notes, the Company entered into an interest rate swap transaction with an imbedded collar during the third quarter of fiscal year 1999. The effect of this transaction is that the fixed rate debt was essentially exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The imbedded collar covers the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates of 10.9% and 9.2%.

There were no initial costs associated with either the swap or the interest rate collar agreements as the floor and ceiling cap rates were priced to offset each other. Any differential paid or received based on the swap/collar agreements is recognized as an adjustment to interest expense. As of July 1, 2000 the notional value of such derivatives was $183.3 million with an unrealized loss of $2.6 million. A 1% increase in the applicable index rate, after giving effect to the interest rate collars and swap agreement, would have no impact on annual earnings as a result of the Company currently paying the maximum rates in the agreements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets as of July 1, 2000 and July 3, 1999

         Consolidated Statements of Income for the 52 weeks ended July 1, 2000, 44 weeks ended July 3, 1999, and 52 weeks ended August 29, 1998

         Consolidated Statements of Stockholders' Equity (Deficit) for the 52 weeks ended July 1, 2000, 44 weeks ended July 3, 1999, and 52 weeks ended August 29, 1998

         Consolidated Statements of Cash Flows for the 52 weeks ended July 1, 2000, 44 weeks ended July 3, 1999, and 52 weeks ended August 29, 1998

         Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
LPA Holding Corp.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of LPA Holding Corp. and subsidiaries (the "Company") as of July 1, 2000 and July 3, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the 52 weeks ended July 1, 2000, the 44 weeks ended July 3, 1999, and the 52 weeks ended August 29, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LPA Holding Corp. and subsidiaries as of July 1, 2000 and July 3, 1999, and the results of their operations and their cash flows for the 52 weeks ended July 1, 2000, the 44 weeks ended July 3, 1999, and the 52 weeks ended August 29, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Kansas City, Missouri
August 25, 2000

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             JULY 1,             JULY 3,
ASSETS                                                                         2000                1999
                                                                           -------------       -------------

Current assets:
    Cash and cash equivalents                                           $         4,008      $        4,572
    Restricted cash investments (Note 1)                                            837               1,218
    Accounts and notes receivable, (net of allowance for
       doubtful accounts of $406 and $306)                                        7,462               8,077
    Prepaid food and supplies                                                     7,127               7,884
    Other prepaid expenses                                                        5,324               6,143
    Refundable income taxes (Note 5)                                                109                 192
    Deferred income taxes (Note 5)                                                  950
                                                                           -------------       -------------
         Total current assets                                                    25,817              28,086

Property and equipment, at cost:
    Land                                                                          5,886               6,120
    Buildings and leasehold improvements                                         79,568              77,197
    Equipment                                                                    23,780              20,451
    Facilities under construction                                                 2,041              15,261
                                                                           -------------       -------------
                                                                                111,275             119,029
    Less accumulated depreciation                                                54,842              48,310
                                                                           -------------       -------------
         Net property and equipment                                              56,433              70,719

Other assets (Note 2)                                                            69,159              61,780
Deferred income taxes (Note 5)                                                   14,238               8,883
                                                                           -------------       -------------
                                                                        $       165,647      $      169,468
                                                                           -------------       -------------




                                                                                             (continued)

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             JULY 1,             JULY 3,
LIABILITIES AND STOCKHOLDERS' EQUITY                                           2000                1999
                                                                           -------------       -------------
Current liabilities:
    Overdrafts due banks                                                $         4,756      $        7,450
    Accounts payable                                                              8,273               7,972
    Current reserve for closed academies                                          3,268               1,366
    Current maturities of long-term debt and capital lease obligations            1,897               2,187
    Accrued salaries, wages and other payroll costs                              14,212              11,903
    Accrued insurance liabilities                                                 2,586               2,682
    Accrued property and sales taxes                                              3,490               3,749
    Accrued interest payable                                                      2,568               2,388
    Other current liabilities                                                     5,556              11,199
    Deferred income taxes (Note 5)                                                                      361
                                                                           -------------       -------------
         Total current liabilities                                               46,606              51,257

Long-term debt and capital lease obligations (Note 3)                           182,319             187,999
Other long-term liabilities (Note 4)                                             13,061              11,085

Series A 12% redeemable preferred stock ($.01 par value per share);              47,314              29,310
    45,000 shares authorized, issued and outstanding at July 1, 2000 at aggregate liquidation preference of $1,211.291 as of July 1,
    2000 and $1,143.444 as of July 3, 1999 (Note 7)

Stockholders' deficit:
    Class A common stock ($.01 par value per share); 950,000 shares                   6                   6
    authorized and 564,985 and 560,026 shares issued and outstanding as of July 1, 2000 and July 3, 1999
    Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of July 1, 2000 and July 3,
    1999

    Common  stock warrants                                                        8,596               5,645
    Accumulated deficit                                                        (132,255)           (115,834)
                                                                           -------------       -------------
         Total stockholders' deficit                                           (123,653)           (110,183)
                                                                           -------------       -------------
                                                                         $      165,647      $      169,468
                                                                           -------------       -------------
    See notes to consolidated financial statements.

                                                                                             (Concluded)

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF DOLLARS)

                                                            52 WEEKS          44 WEEKS           52 WEEKS
                                                             ENDED             ENDED              ENDED
                                                            JULY 1,           JULY 3,           AUGUST 29,
                                                              2000              1999               1998
                                                        -----------------   -------------      -------------

Operating revenue                                     $          371,037   $     281,072     $      314,933

Operating expenses:
    Salaries, wages and benefits                                 205,665         150,052            166,501
    Facility lease expense                                        46,573          33,670             38,403
    Depreciation                                                  13,500          10,911             13,892
    Amortization of goodwill and other
       intangibles                                                 2,835           1,972              3,122
    Recapitalization costs (Note 1)                                                                   8,724
    Restructuring costs (Note 13)                                  7,500
    Other                                                         89,879          68,277             76,258
                                                        -----------------   -------------      -------------

Total operating expenses                                         365,952         264,882            306,900
                                                        -----------------   -------------      -------------

Operating income                                                   5,085          16,190              8,033

Interest expense                                                  20,880          16,145             14,126
Minority interest in net income of subsidiary                                                         2,849
Interest income                                                     (163)           (153)              (885)
                                                        -----------------   -------------      -------------
        Net interest costs                                        20,717          15,992             16,090
                                                        -----------------   -------------      -------------
Income (loss) before income taxes
    and extraordinary item                                       (15,632)            198             (8,057)
Provision (benefit) for income taxes                              (5,085)            995               (254)
                                                        -----------------   -------------      -------------
Loss before extraordinary item                                   (10,547)           (797)            (7,803)
                                                        -----------------   -------------      -------------
Extraordinary loss on early retirement of
    debt, net of applicable income taxes
    of $3,776  (Note 10)                                                                             (5,525)
                                                        -----------------   -------------      -------------

Net loss                                               $         (10,547)  $        (797)     $     (13,328)
                                                        -----------------   -------------      -------------

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS OF DOLLARS)

                              COMMON STOCK         PREFERRED
                          --------------------  -----------------                                       TOTAL
                            NUMBER                                PAID-IN    ACCUMULATED   TREASURY  STOCKHOLDERS'
                          OF SHARES   AMOUNT    STOCK   WARRANTS  CAPITAL      DEFICIT      STOCK    EQUITY(DEFICIT)
                          ----------- --------  ------- --------- --------  -------------- --------- ------------

Balance, August 30, 1997     852,160 $      9 $      3 $         $ 34,234 $      (30,573) $   (299) $      3,374

10% Cumulative Non                                                    848           (848)
Convertible Preferred
Dividend
Issuance of common stock     523,985        5                      70,120                                 70,125
Repurchase of common stock                                                                     (41)          (41)
Redemption of preferred
stock                                               (3)            (59,271)                               (59,274)
Redemption of common        (769,859)      (8)                    (45,931)       (57,092)               (103,031)
stock
Issuance of warrants                                       5,645                                           5,645
Equity issuance costs                                                             (7,901)                 (7,901)
Cancellation of treasury     (26,260)                                               (340)      340
stock
Preferred stock                                                                   (1,270)                 (1,270)
dividend  (Note 7)
Net loss                                                                         (13,328)                (13,328)
                          ----------- --------  ------- --------- --------  -------------- --------- ------------

Balance, August 29, 1998     580,026        6              5,645                (111,352)               (105,701)

Preferred stock dividend
(Note 7)                                                  (3,685)                 (3,685)
Net loss                                                                            (797)                   (797)
                          ----------- --------  ------- --------- --------  -------------- --------- ------------

Balance, July 3, 1999        580,026        6              5,645                (115,834)               (110,183)

Exercise of stock options      4,959                                                  89                      89
Issuance of warrants                                       2,951                                           2,951
Preferred stock dividend
(Note 7)                                                  (5,963)                 (5,963)
Net loss                                                                         (10,547)                (10,547)

                          ----------- --------  ------- --------- --------  -------------- --------- ------------
Balance, July 1, 2000        584,985 $      6 $        $   8,596 $        $     (132,255) $         $   (123,653)
                          ----------- --------  ------- --------- --------  -------------- --------- ------------

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)

                                                                  52 WEEKS       44 WEEKS      52 WEEKS
                                                                    ENDED          ENDED         ENDED
                                                                 JULY 1, 2000  JULY 3, 1999  AUGUST 29, 1998
                                                                 ------------  ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                   $    (10,547) $       (797) $       (13,328)
    Adjustments to reconcile net loss to net cash from
    operating activities
       Noncash portion of extraordinary loss on retirement                                           3,209
       of debt
       Restructuring costs                                            7,500
       Depreciation and amortization                                 17,387        13,712           17,859
       Deferred income taxes                                         (4,831)          708           (4,799)
       Minority interest in net income of La Petite Academy,                                         2,849
       Inc.
       Changes in assets and liabilities:
         Accounts and notes receivable                                1,199        (1,014)          (1,924)
         Prepaid expenses and supplies                                2,187        (5,488)           1,353
         Accrued property and sales taxes                              (302)         (354)             (26)
         Accrued interest payable                                       180        (2,383)           4,052
         Other changes in assets and liabilities, net                (7,176)        5,936           (2,021)
                                                                 ------------  ------------  --------------
              Net cash provided by operating activities               5,597        10,320            7,224
                                                                 ------------  ------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of Bright Start, net of cash acquired               (10,361)
    Capital expenditures                                            (23,412)      (31,666)         (13,637)
    Proceeds from sale of assets                                     23,432        12,462            2,632
                                                                 ------------  ------------  --------------
              Net cash used for investing activities                (10,341)      (19,204)         (11,005)
                                                                 ------------  ------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Repayment of debt and capital lease obligations                  (8,242)       (1,692)        (121,726)
    Net borrowings under the Revolving Credit Agreement                             4,000
    Exercise of stock options                                            89
    Additions to long-term debt                                                                    185,000
    Deferred financing costs                                           (346)         (818)          (7,605)
    Retirement of old equity                                                                      (162,304)
    Proceeds from issuance of common stock, net of expenses                                         62,224
    Proceeds from issuance of redeemable preferred stock and
       warrants, net of expenses                                     14,992                         30,000
    Increase (reduction) in bank overdrafts                         (2,694)        4,560              533
    Decrease (increase) in restricted cash investments                 381           538              556
                                                                 ------------  ------------  --------------
              Net cash provided by (used for) financing               4,180         6,588          (13,322)
         activities                                              ------------  ------------  --------------
NET DECREASE  IN CASH AND CASH EQUIVALENTS                             (564)       (2,296)         (17,103)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      4,572         6,868           23,971
                                                                 ------------  ------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $      4,008 $       4,572 $          6,868
                                                                 ------------  ------------  --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest (net of amounts capitalized)                   $     19,694 $      17,699 $          9,229
       Income taxes                                                      86           275            2,084
    Cash received during the period for:

       Interest                                                $        156 $         152 $          1,000
       Income taxes                                                     (88)        2,122              207
    Non-cash investing and financing activities:

       Capital lease obligations of $34, $29, and $3,170 were incurred during the 52 weeks ended July 1, 2000, the 44 weeks ended July 3, 1999 and the 52 weeks ended
         August 29, 1998, respectively, when the Company entered into leases for new computer equipment.

See notes to consolidated financial statements.

LPA HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Vestar/LPA Investment Corp. (Parent), a privately-held Delaware corporation, was formed in 1993 for the purpose of holding the capital stock of La Petite Holdings Corp. (Holdings), a Delaware corporation. Holdings, which has no independent assets or operations, was formed in 1993 for the purpose of holding the capital stock of La Petite Acquisition Corp. (Acquisition). On July 23, 1993, as a result of a series of transactions, Holdings acquired all the outstanding shares of common stock, par value $.01 (the Common Stock), of La Petite Academy, Inc., a Delaware corporation (La Petite). The transaction was accounted for as a purchase and the excess of purchase price over the net assets acquired is being amortized over 30 years. On May 31, 1997, Holdings was merged with and into La Petite with La Petite as the surviving corporation. On August 28, 1997 LPA Services, Inc. (Services), a wholly owned subsidiary of La Petite, was incorporated. Services provides third party administrative services on insurance claims to La Petite.

         On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company owned by an affiliate of Chase Capital Partners (CCP) and by an entity controlled by Robert E. King, a director of La Petite, and Parent, which was renamed LPA Holding Corp., entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). In the Recapitalization, all of the then outstanding shares of preferred stock and common stock of Parent (other than the shares of common stock retained by Vestar/LPT Limited Partnership and management of La Petite) owned by the existing stockholders of Parent (the Existing Stockholders) were converted into cash. As part of the Recapitalization, LPA purchased $72.5 million (less the value of options retained by management) of common stock of the Parent and $30 million of redeemable preferred stock of Parent (collectively, the Equity Investment). In addition, in connection with the purchase of preferred stock of Parent, LPA received warrants to purchase up to 6.0% of Parent's common stock on a fully diluted basis. Transaction expenses included in operating expenses under the caption "Recapitalization Costs" for this period include approximately $1.5 million in transaction bonuses and $7.2 million for the cancellation of stock options and related taxes. The Recapitalization was completed May 11, 1998.

         On July 21, 1999, La Petite acquired all the outstanding shares of Bright Start, Inc. ("Bright Start"). See Note 12 to the consolidated financial statements.

         On December 15, 1999, LPA acquired an additional $15.0 million of Parent's redeemable preferred stock and received warrants to purchase an additional 3% of Parent's common stock on a fully-diluted basis. The $15.0 million proceeds received by Parent was contributed to La Petite as common equity. As a result of the recapitalization and additional purchase of preferred stock and warrants, LPA beneficially owns 81.3% of the common stock of Parent on a fully diluted basis and $45 million of redeemable preferred stock of Parent. An affiliate of CCP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King owns a majority of the voting interests of LPA.

         Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the Company.

         The Company offers educational, developmental and child care programs that are available on a full-time or part-time basis, for children between six weeks and twelve years old. The Company's schools are located in 35 states and the District of Columbia, primarily in the southern, Atlantic coastal, mid-western and western regions of the United States.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Parent and its wholly-owned subsidiary, La Petite and its wholly-owned subsidiaries, Bright Start and Services, after elimination of all significant inter-company accounts and transactions. FISCAL YEAR END - On June 10, 1999, the Company changed its fiscal year to be the 52 or 53 week period ending on the first Saturday in July. Prior to this change, the Company utilized a fiscal year consisting of the 52 or 53 week period ending on the last Saturday in August. The report covering the transition period is presented herein.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECOGNITION OF REVENUES AND PRE-OPENING EXPENSES - The Company operates preschool education and child care Academies. Revenue is recognized as the services are performed. Expenses associated with opening new Academies are charged to expense as incurred.

         DEPRECIATION AND AMORTIZATION - Buildings, leasehold improvements, furniture and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. For financial reporting purposes, buildings are generally depreciated over 29 to 40 years, furniture and equipment over three to 10 years and leasehold improvements over five to 15 years.

         Maintenance and repairs are charged to expense as incurred. The cost of additions and improvements is capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the accounts, and any gain or loss is recognized in the year of disposal, except gains and losses on property and equipment that have been sold and leased back, which are recognized over the terms of the related lease agreements.

         EXCESS OF PURCHASE PRICE OVER THE NET ASSETS ACQUIRED - The excess of the purchase price over the fair value of assets and liabilities acquired related to the acquisition of La Petite and Bright Start is being amortized over a period of 30 years and 20 years, respectively, on the straight-line method.

         OTHER ASSETS - Other assets include real estate property held for sale, the loss on real estate sale-leaseback transactions, deposits for rent and utilities, and the fair value of identifiable intangible assets acquired in connection with the acquisition of La Petite. The loss on sale-leaseback transactions is being amortized over the lease life, and the intangible assets are being amortized over periods ranging from 2 to 10 years on the straight-line method.

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

         DISCLOSURES REGARDING FINANCIAL INSTRUMENTS - The carrying values of the Company's financial instruments, with the exception of the Company's Senior Notes, preferred stock, and financial derivatives, approximate fair value. The estimated fair values of Senior Notes and preferred stock at July 1, 2000 were $85.6 million and $54.5 million, respectively. The estimated fair values of Senior Notes and preferred stock at July 3, 1999 were $137.7 million and $34.3 million, respectively. The combined estimated fair value of the Company's interest rate contracts at July 1, 2000 was a liability of $2.6 million.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         STOCK-BASED COMPENSATION - The Company accounts for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25 that requires compensation cost to be recognized based on the excess, if any, between the market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company has disclosed the pro forma net income (loss) determined on the fair value method in Note 11.

         DERIVATIVE FINANCIAL INSTRUMENTS - The Company utilizes swap and collar agreements to manage interest rate risks. The Company has established a control environment that includes policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes. Any differential paid or received based on the swap/collar agreements is recognized as an adjustment to interest expense. Amounts receivable or payable under derivative financial instrument contracts, when recognized, are reported on the Consolidated Balance Sheet as both current and long term receivables or liabilities. Gains and losses on terminations of hedge contracts are recognized as other operating expense when terminated in conjunction with the termination of the hedged position, or to the extent that such position remains outstanding, deferred as prepaid expenses or other liabilities and amortized to interest expense over the remaining life of the position.

         SEGMENT REPORTING -The Company has determined that it currently operates entirely in one segment.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS 137 and 138), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new Standard becomes effective for the Company's fiscal year 2001. Management has determined that the impact of adopting this Statement will result in a net cumulative transition loss of $2.6 million, which will be recorded as a cumulative effect of change in accounting principle as of July 2, 2000.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, " Revenue Recognition in Financial Statements," which will be adopted by the Company during the fourth quarter of the Company's fiscal year 2001. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements.

         RECLASSIFICATIONS - Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

2.       OTHER ASSETS
         (in thousands of dollars)

                                                                         JULY 1,              JULY 3,
                                                                          2000                 1999
                                                                      --------------      ---------------
           Intangible assets:
           Excess purchase price over net assets acquired           $       74,221     $         64,277
           Curriculum                                                        1,497                1,497
           Accumulated amortization                                        (16,533)             (13,746)
                                                                      --------------      ---------------
                                                                            59,185               52,028

           Deferred financing costs                                          8,769                8,423
           Accumulated amortization                                         (2,141)              (1,088)
           Other assets                                                      3,346                2,417
                                                                      --------------      ---------------
                                                                    $       69,159     $         61,780
                                                                      --------------      ---------------

3.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
         (in thousands of dollars)

                                                                             JULY 1,          JULY 3,
                                                                              2000             1999
                                                                          --------------  ---------------

           Senior Notes, 10.0% due May 15, 2008 (a)                    $       145,000 $        145,000
           Borrowings under credit agreement (b)                                38,250           43,250
           Capital lease obligations                                               966            1,936
                                                                          --------------  ---------------
                                                                               184,216          190,186
           Less current maturities of long-term debt and capital
                 lease obligations                                              (1,897)          (2,187)
                                                                          --------------  ---------------
                                                                       $       182,319 $        187,999
                                                                          --------------  ---------------


         a) The Senior Notes mature on May 15, 2008. Interest is payable semi-annually on May 15 and November 15 of each year. Commencing May 15, 2003, the Senior Notes are redeemable at various redemption prices at Parent and La Petite's option. The Senior Notes are joint and several obligations of Parent and its 100% owned subsidiary La Petite, and are fully and unconditionally guaranteed on a joint and several basis by La Petite's 100% owned subsidiaries, Bright Start and Services. There does not exist restrictions on the ability of Parent or La Petite to obtain funds from its subsidiaries. The Senior Notes contain certain covenants that, among other things, limit Parent and La Petite's ability to incur additional debt, transfer or sell assets, and pay cash dividends.

                  To reduce interest expense on the $145 million Senior Notes, the Company entered into an interest rate swap transaction with an imbedded collar during the third quarter of fiscal year 1999. The effect of this transaction was that the fixed rate debt was essentially exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The imbedded collar covers the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates of 10.9% and 9.2%. The notional value of this derivative is $145 million.

         b) On May 11, 1998 the Company entered into an agreement (the Credit Agreement) providing for a term loan facility in the amount of $40.0 million and a revolving credit agreement for working capital and other general corporate purposes in the amount of $25 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Parent, La Petite and its subsidiaries. Loans under the Credit Agreement bear an interest rate per annum equal to (at the Company's option): (i) an adjusted London inter-bank offered rate (LIBOR) plus a percentage based on the Company's financial performance or (ii) a rate equal to the higher of Chase's prime rate, a certificate of deposit rate plus 1%, or the Federal Funds rate plus1/2of 1% plus in each case a percentage based on the Company's financial performance. The Company is required to pay fees of 0.5% per annum of the unused portion of the Credit Agreement plus letter of credit fees, annual administration fees and agent arrangement fees. The Credit Agreement will mature in May 2005. The term loan amortizes in an amount equal to $1.0 million in fiscal year 2001 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentage of excess cash flow (as defined). At July 1, 2000 there were no amounts outstanding on the revolver.

                  To reduce the impact of interest rate changes on the term loan, the Company entered into interest rate collar agreements during the second quarter of fiscal year 1999. The collar agreements cover the LIBOR interest rate portion of the term loan, effectively setting maximum and minimum interest rates of 9.5% and 7.9%. As of July 1, 2000 the notional value of the interest rate collar agreements was $38.3 million.

         Scheduled maturities and mandatory prepayments of long-term debt and capital lease obligations during the five years subsequent to July 1, 2000 are as follows (in thousands of dollars):

           2001                                                                         $          1,897
           2002                                                                                    1,051
           2003                                                                                    1,010
           2004                                                                                    7,757
           2005                                                                                   27,500
           2006 and thereafter                                                                   145,000
                                                                                          ---------------
                                                                                        $        184,216
                                                                                          ---------------

4.       OTHER LONG-TERM LIABILITIES
         (in thousands of dollars)

                                                                             JULY 1,          JULY 3,
                                                                               2000            1999
                                                                          ---------------  --------------

           Unfavorable lease, net of accumulated amortization           $          3,973 $         3,800
           Non-current reserve for closed academies                                5,295           2,682
           Long-term insurance liabilities                                         3,793           4,603
                                                                          ---------------  --------------
                                                                        $         13,061 $        11,085
                                                                          ---------------  --------------

         In connection with the acquisition of La Petite and Bright Start, an intangible liability for unfavorable operating leases was recorded and is being amortized over the average remaining life of the leases.

         The reserve for closed academies includes the long-term liability related primarily to leases for Academies that were closed and are no longer operated by the Company.

5.       INCOME TAXES

         The provisions for income taxes recorded in the Consolidated Statements of Operations consisted of the following (in thousands of dollars):

                                                               52 WEEKS        44 WEEKS       52 WEEKS
                                                                  ENDED          ENDED          ENDED
                                                                  JULY 1,        JULY 3,      AUGUST 29,
                                                                   2000           1999           1998
                                                               --------------  ------------  --------------
             Refundable (Payable) Currently:
               Federal                                        $      (8,304) $      1,426 $       (4,231)
               State                                                 (1,612)          277           (822)
                                                               --------------  ------------  --------------
                Total                                                (9,916)        1,703         (5,053)
                                                              -----------------------------  --------------
             Deferred:
               Federal                                                4,046          (593)         4,019
               State                                                    785          (115)           780
                                                              -----------------------------  --------------
                Total                                                 4,831          (708)         4,799
                                                               --------------  ------------  --------------
                                                              $      (5,085) $        995 $         (254)
                                                               --------------  ------------  --------------

         The difference between the provision for income taxes, as reported in the Consolidated Statements of Operations, and the provision computed at the statutory Federal rate of 34 percent is due primarily to state income taxes and nondeductible amortization of the excess of purchase price over the net assets acquired of $2.6 million, $1.8 million, and $2.1 million in the 52 weeks ended July 1, 2000, the 44 weeks ended July 3, 1999, and the 52 weeks ended August 29, 1998, respectively. In addition, the 1999 fiscal year provision was impacted by the resolution of issues raised by the IRS regarding the Company's benefit plan (see
         Note 8 to the consolidated financial statements).

         Deferred income taxes result from differences between the financial reporting and tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects at July 1, 2000 and July 3, 1999 are estimated as follows (in thousands of dollars):

                                                                                 JULY 1,        JULY 3,
                                                                                  2000           1999
                                                                               ------------  --------------
             Current deferred taxes:
               Accruals not currently deductible                             $       3,788 $         2,969
               Supplies                                                             (2,985)         (3,180)
               Prepaids and other                                                      147            (150)
                                                                               ------------  --------------
                Net current deferred tax assets (liabilities)                $         950 $          (361)
                                                                               ------------  --------------

             Noncurrent deferred taxes:
               Unfavorable leases                                            $       1,613 $         1,543
               Insurance reserves                                                    1,540           1,869
               Reserve for closed academies                                          2,150           1,089
               Carryforward of net operating loss                                    3,847           2,003
               Property and equipment                                                4,448           2,262
               Intangible assets                                                       349            (172)
               Other                                                                   291             289
                                                                               ------------  --------------
                Net noncurrent deferred tax assets                           $      14,238 $         8,883
                                                                               ------------  --------------


         The Company has federal net operating loss carry-forwards to offset future taxable income through the tax year 2012 and 2018. Management believes that the deferred tax assets recorded on the balance sheet are recoverable and no reserve is required. As of July 1, 2000, only the income tax returns for tax years 1996 and beyond are open to examination.

6.       LEASES

         Academy facilities are leased for terms ranging from 15 to 20 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. Some leases provide for annual increases in the rental payment and many leases require the payment of additional rentals if operating revenue exceeds stated amounts. These additional rentals range from 2% to 10% of operating revenue in excess of the stated amounts and are recorded as rental expense. Vehicles are also rented under various lease agreements, most of which are cancelable within 30 days after a one-year lease obligation. Substantially, all Academy and vehicle leases are operating leases. Rental expense for these leases were $52.3 million, $39.1 million, and $46.5 million, for the 52 weeks ended July 1, 2000, and 44 weeks ended July 3, 1999, and 52 weeks ended August 29, 1998, respectively. Contingent rental expense of $1.9 million, $1.4 million, and $1.4 million were included in rental expense for the 52 weeks ended July 1, 2000, the 44 weeks ended July 3, 1999, and the 52 weeks ended August 29, 1998.

         Aggregate minimum future rentals payable under facility leases as of July 1, 2000 were as follows (in thousands of dollars):

         Fiscal year ending:
         2001                                                                                     $ 41,426
         2002                                                                                       36,005
         2003                                                                                       31,280
         2004                                                                                       25,399
         2005                                                                                       19,527
         2006 and thereafter                                                                        73,171
                                                                                              ------------
                                                                                                  $226,808
                                                                                              ------------


7.       REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY

         The authorized stock of Parent as of July 1, 2000 consists of:

         (i) 45,000 shares of Series A Redeemable Preferred Stock, $.01 par value, (the preferred stock) all of which were issued and outstanding. The carrying value of the preferred stock is being accreted to its redemption value of $45.0 million on May 11, 2008. The preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual preferred stock dividend dates are added to the liquidation value. The liquidation value per share was $1,211.291 as of July 1, 2000 and $1,143.444 as of July 3, 1999. The preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

         (ii) 950,000 shares of Class A Common Stock, $.01 par value, (the Class A Common Stock) of which 564,985 shares were issued and outstanding as of July 1, 2000.

         (iii) 20,000 shares of Class B Common Stock, $.01 par value, (the Class B Common Stock) of which 20,000 shares were issued and outstanding as of July 1, 2000. The Class B Common Stock votes together with the Class A Common Stock as a single class, with the holder of each share of common stock entitled to cast one vote. The holders of the Class B Common Stock have the exclusive right, voting separately as a class, to elect one member to the Board of Directors of Parent. Each share of the Class B Common Stock is convertible at the option of the holder, at any time, into one share of Class A Common Stock.

         (iv) Warrants to purchase 64,231 shares of Class A Common Stock at a purchase price of $.01 per share any time on or before May 11, 2008. The Warrants were issued in connection with the sale of Series A Redeemable Preferred Stock; the Company recognized discounts on the preferred stock by allocating $8,596,000 to the Warrants representing the fair value of the Warrants when issued.

8.       BENEFIT PLAN

         The Company sponsored a defined contribution plan (the "Plan") for substantially all employees. Until January 1, 1998 eligible participants could make contributions to the Plan from 1% to 20% of their compensation (as defined). The Company also made contributions at the discretion of the Board of Directors. Contribution and plan administration cost expense attributable to this Plan was $0.3 million, $0.3 million, and $0 million for the 52 weeks ended July 1, 2000, the 44 weeks ended July 3, 1999, and for the 52 weeks ended August 29, 1998, respectively.

         The Plan was under audit by the Internal Revenue Service ("IRS") which raised several issues concerning the Plan's operation. All issues raised by the IRS have been satisfactorily resolved and the impact was not material. However, recognizing some inherit deficiencies in the Plan's design, the Company petitioned the IRS for the right to terminate the plan effective May 31, 1999, and on January 13, 2000 the Company received a favorable determination from the IRS and terminated the plan effective May 31, 1999.

9.       CONTINGENCIES

         The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position.

10.      EXTRAORDINARY LOSS

         On May 11, 1998 the Company incurred a $5.5 million extraordinary loss related (i) to the retirement of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003, and (iii) the retirement of all the 12 1/8 Exchange Debentures and the 6.5% Convertible Debentures. The loss principally reflects the write-off of premiums and related deferred financing costs, net of applicable income tax benefit.

11.      STOCK-BASED COMPENSATION

         On August 27, 1995, the Board of Directors of Parent adopted the "Non-Qualified Stock Option Agreement" (1995 Plan). Under the terms of the 1995 Plan, the Board of Directors in their sole discretion granted non-qualified stock options, with respect to the common stock of Parent, to key executives of the Company. Options were granted pursuant to an agreement at the time of grant, and typically become exercisable in equal cumulative installments over a five-year period beginning one year after the date of grant. All such options granted expire on the tenth anniversary of the grant date. No market existed for the common stock of Parent, but options were granted at prices that, in the opinion of the Board of Directors, were equal to or greater than the fair value of the stock at the time of grant.

         Effective May 11, 1998, the Board of Directors of Parent adopted the "1998 Stock Option Plan" (1998 Plan). The 1998 Plan provides for the granting of Tranche A and Tranche B options to purchase up to 60,074 shares of the Parent's common stock. Tranche A options were granted at prices, which approximated the fair value of a share of common stock of the Parent at the date of grant. These options expire ten years from the date of grant and become exercisable ratably over 48 months. Tranche B options were granted at $133.83 per share, expire ten years from the date of grant and are exercisable only in the event of a change in control or a registered public offering of common stock which provides certain minimum returns (as defined).

         On August 19, 1999, Parent adopted the 1999 Stock Option Plan for Non-Employee Directors (1999 Plan). Under the terms of the 1999 Plan, 10,000 shares of Parent's common stock are reserved for issuance to non-employee directors at prices that approximate the fair value of a share of Parent's common stock at the date of issuance. Options vest ratably on the last day of each month over four years following the date of grant, if the person is a director on that day.

Stock option transactions during the past three years have been as follows:

                                                     1998 PLAN           1998 PLAN
                                 1995 PLAN           TRANCHE A           TRANCHE B           1999 PLAN
                            -------------------- ------------------- ------------------- -------------------
                                     WEIGHTED             WEIGHTED            WEIGHTED            WEIGHTED
                            OPTIONS AVG. PRICE   OPTIONS AVG. PRICE  OPTIONS AVG. PRICE  OPTIONS AVG. PRICE

         Options
         outstanding
         at August 29,
         1998                20,717       $19.19   38,850     $66.92   13,205    $133.83

                            ------- ------------ -------- ---------- -------- ---------- ------- -----------

              Granted                               4,500     $66.92    1,200    $133.83
              Exercised
              Canceled
                            ------- ------------ -------- ---------- -------- ---------- ------- -----------

         Options
         outstanding
         at July 3,
         1999                20,717       $19.19   43,350     $66.92   14,405    $133.83
                            ------- ------------ -------- ---------- -------- ---------- ------- -----------


              Granted                                                                      4,400      $66.92
              Exercised       4,959        $18.00
              Canceled       11,795        $19.01   33,900     $66.92    9,605    $133.83
                            -------  ------------ -------- ---------- -------- ---------- ------- -----------

         Options
         outstanding
         at July 1,
         2000                 3,963        $21.22    9,450     $66.92    4,800    $133.83   4,400      $66.92
                            =======  ============ ======== ========== ======== ========== ======= ===========
         Options
         exercisable
         at July 1,           3,963                 4,922                                  1,008
         2000               =======              ========            ========            =======

         Options
         available for
         grant at July 1,
         2000                                      35,608              10,216              5,600
                            =======              ========            ========            =======


                                    Options Outstanding                   Options Exercisable
                                  ------------------------------------  -------------------------
                                               Weighted
                                               Average       Weighted                  Weighted
                                               Remaining     Average                   Average
         Range of                 Number       Contractual   Exercise   Number         Exercise
         Exercise Price           Outstanding  Life          Price      Exercisable    Price
         ----------------------------------------------------------------------------------------

         1995 Plan:
         $     18.00                   3,213   5.2 years   $    18.00        3,213  $      18.00
         $     35.00                     750   6.4 years   $    35.00          750  $      35.00
         ----------------------------------------------------------------------------------------
         $     18.00 to $   35.00      3,963   5.4 years   $    21.22        3,963  $      21.22
         ========================================================================================

         1998 Tranche A:
         $     66.92                   9,450   7.9 years   $    66.92        4,922  $      66.92
         ========================================================================================

         1998 Tranche B

         $    133.83                   4,800   7.9 years   $   133.83
         ========================================================================================

         1999 Plan

         $     66.92                   4,400   9.1 years   $    66.92        1,008  $      66.92
         ========================================================================================

         The Company accounts for all options in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock options granted.

         Had compensation cost for these options been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been increased by (in thousands) $14 in 2000, $37 in 1999, and $58 in 1998. The Company is privately owned and there is no market for its stock. The estimated compensation element is based on the time value of money at the U.S. Treasury rates assuming that the value of the stock will be at least equal to the grant price when fully exercisable. The estimated compensation expense above is assumed to be amortized over the vesting period.

12.      ACQUISITION

         On July 21, 1999, the Company acquired all the outstanding shares of Bright Start for $9.3 million in cash and assumed approximately $2.0 million in debt. At the time of the acquisition, Bright Start operated 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico with one new school under construction. For the year ended August 31, 1998, Bright Start had operating revenue of $22.2 million and at August 31, 1998 total assets were $5.1 million. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in an allocation of goodwill of $10.1 million which is being amortized on a straight-line basis over 20 years. The Company's financial statements reflect the results of operations of Bright Start during the period subsequent to July 21, 1999. On an unaudited pro forma basis, assuming the acquisition had occurred on July 4, 1998, the Company's operating revenue and net loss for the 52 weeks ended July 3, 1999 would have been $352.0 million and $1.2 million, respectively.

13.      RESTRUCTURING CHARGE

         In the third quarter of 2000, management committed to a plan to close certain Academies located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. Accordingly, the Company recorded a $7.5 million restructuring charge ($4.5 million after tax) to provide for costs associated with the Academy closures and restructuring of 49 Academies. The charge consists principally of $5.9 million for the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income, and $1.1 million for the write-down of fixed assets to fair market value. At July 1, 2000, the Company had an accrual for the closing of these Academies of $6.2 million. During fiscal year 2000, 39 schools were closed. Subsequent to the end of the fiscal year, an additional four schools have closed in connection with the restructuring plan. By the end of fiscal year 2001, management plans to address the closing of the remaining six schools.

         Restructuring activity for fiscal year 2000 was as follows (in thousands of dollars):

                                                 Facilities     Other
                                               Related Assets   Costs    Total
                                               --------------   -----   -------
         Reserves recorded in fiscal year 2000     $ 6,989      $ 511   $ 7,500
         Amount utilized in fiscal year 2000        (1,234)      (149)   (1,383)
                                                   -------      -----   -------
         Balance at July 1, 2000                   $ 5,755      $ 362   $ 6,117

                                   *********

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and current position held by the persons who are the directors and executive officers of the Company:

Name                                                        Age        Position
----                                                        ---        --------
Stephen P. Murray ..........................................37         Chairman of the Board and Director
Judith A. Rogala............................................59         Chief Executive Officer, President and Director
Mitchell J. Blutt, M.D .....................................43         Director
Terry D. Byers .............................................46         Director
Barbara S. Feigin ..........................................62         Director
Robert E. King .............................................64         Director
Brian J. Richmand ..........................................46         Director
Ronald L. Taylor ...........................................56         Director
James E. Blount ............................................33         Vice President, Corporate Service
Damaris M. Campbell ........................................47         Vice President, Eastern Region
Jeffrey J. Fletcher ........................................48         Chief Financial Officer
Brian J. Huesers ...........................................39         Chief Information Officer
Lisa J. Miskimins ..........................................40         Vice President, Central Region
Rebecca L. Perry ...........................................45         Vice President Operations
Phyllis L. Stevens .........................................51         Vice President, Western Region
Linda Wishard  .............................................49         Vice President, Organizational Services

The business experience during the last five years and other information relating to each executive officer and director of the Company is set forth below.

Stephen P. Murray became the Chairman of the Board in January 2000 and has been a Director of the Company since May 1998. Mr. Murray has been a General Partner of CCP since 1994. From 1988 to 1994 Mr. Murray was a Principal at CCP. Prior thereto, he was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Mr. Murray has a BA from Boston College and a MBA from Columbia Business School. He also serves as director of The Vitamin Shoppe, Vitamin Shoppe.com, Starbelly, Inc., Home Products, Inc., Futurecall Telemarketing, American Floral Services, The Cornerstone Group, Medical Arts Press and Regent Lighting Corporation.

Judith A. Rogala became a director and the Chief Executive Officer and President of the Company in January 2000. From 1997 to 1999 Ms. Rogala was President of ARAMARK Uniform Services. She was an Executive Vice President of Office Depot from 1994 to 1997. From 1992 to 1994 she was President and Chief Executive Officer of EQ (the Environmental Quality Company) and from 1990 to 1992 Ms. Rogala was President and Chief Executive Officer of Flagship Express. From 1980 to 1990 she was a Senior Vice President at Federal Express. Ms. Rogala has a BS from Roosevelt University and a MBA from the University of New Mexico.

Mitchell J. Blutt, M.D. has been a Director of the Company since May 1998. Dr. Blutt has served as an Executive Partner of CCP since 1992. From 1988 to 1992 he was a General Partner of CCP. Dr. Blutt has a BA and a MD from the University of Pennsylvania and a MBA from The Wharton School of the University of Pennsylvania. He is an Adjunct Professor of Medicine at the New York Hospital/Cornell Medical School. Dr. Blutt is a director of the Hanger Orthopedic Group, Senior

Psychology Services Corporation, Fisher Scientific Corporation, DonJoy LLC, Medsite.com, Palm Entertainment Corporation, and on the Advisory Boards of the DS Polaris Fund, Dubilier & Co., The Tinicum Fund and the Global Academy for the Human Genome Human Being. He is a member of the Board of Trustees of the University of Pennsylvania and a member of the Board of Overseers of the University of Pennsylvania's School of Arts and Sciences. Dr. Blutt also serves on the International Board of Governors of the Peres Center for Peace.

Terry D. Byers has been a Director of the Company since December 1998. Ms. Byers has more than 17 years experience in information technology ranging from hands-on systems design and development to executive management. She has extensive experience in designing and architecting enterprise-level IT infra-structures, developing and integrating business information systems, implementing large ERP applications, and developing and deploying technology-based solutions to clients. Since 1996, Ms Byers has been a Senior Vice President and the Chief Technology Officer for American Floral Services, Inc. located in Oklahoma City. She holds a Bachelors of Business Administration degree in Computer Science from the University of Central Oklahoma.

Barbara S. Feigin has been a Director of the Company since August 1999.
Ms. Feigin is a consultant specializing in strategic marketing and branding. She served as Executive Vice President and Worldwide Director of Strategic Services and was a member of the Agency Policy Council for Grey Advertising, Inc. from 1983 until her retirement in 1999. Ms. Feigin is a director of Circuit City Stores, Inc., VF Corporation, Vitamin Shoppe.com, and eYada.com. Ms. Feigin is a graduate of Whitman College where she has served as a member of the Board of Overseers and of the Harvard Radcliffe Program in Business Administration.

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

Brian J. Richmand has been a Director of the Company since May 1998.
Mr. Richmand became a Special Partner of CCP in January 2000. He was a General Partner of CCP from 1993 to 2000. From 1986 to August 1993 Mr. Richmand was a partner with the law firm of Kirkland & Ellis. He has a BS from The Wharton School of the University of Pennsylvania and a JD from Stanford Law School. Mr. Richmand is a director of Transtar Metals, L.L.C., Riverwood International Corp., Reiman Publishing, L.L.C., and American Media, Inc.

Ronald L. Taylor has been a Director of the Company since April 1999. Mr. Taylor has been President and Chief Operating Officer of DeVry, Inc since 1987. He is Chairman of the Proprietary Schools Advisory Committee for the Illinois Board of Higher Education; a member of the Institutional Action Committee for the North Central Association of Colleges and Schools; a Commissioner for the Commission on Adult Learning and Educational Credentials, American Council on Education; a mentor for the Next Generation Leadership Institute at Loyola University Chicago; a member of the Board of Directors of the Illinois State Chamber of Commerce. He also serves on the Board of Directors of DeVry, Inc. and the Better Business Bureau of Chicago & Northern Illinois, Inc. Mr. Taylor has a BA from Harvard University and received his MBA from Stanford University.

James E. Blount became the Vice President of Corporate Service of the Company in May 2000. From 1999 to 2000 Mr. Blount was the Regional Vice President for State National Companies, responsible for managing sales and growth strategy. From 1993 to 1999 he held a series of increasingly senior positions at ARAMARK Uniform Services, from District Manager to Director of National Accounts. From 1989 to 1992 he served as Area Manager for Nutri/System Weight

Loss Centers. Mr. Blount has a B.B.A. from Augusta State University.

Damaris M. Campbell became the Vice President of the Eastern Region for the Company in June 2000. She is responsible for the supervision of 14 states. From 1997 to 2000 Ms. Campbell was an Area Vice President with supervisory responsibility for the operations of the Company in five states. She was a Divisional Director of 54 schools in three states from 1993 to 1997. From 1983 to 1993 she supervised 13 academies in the Charlotte, NC Region. She began her career with the Company in 1980 as a teacher.

Jeffrey J. Fletcher became Chief Financial Officer of the Company in June 2000. From 1998 to 2000, Mr. Fletcher was Chief Financial Officer for Hirsh Industries, Inc. From 1995 to 1998, he provided strategic, finance and operations consulting services to a variety of businesses including manufacturers, Internet start-ups, medical services and retailers. Mr. Fletcher served as Chief Financial Officer of the Environmental Quality Company from 1992 to 1995. Prior to 1992, Mr. Fletcher served in various financial capacities at Gaylord Container. Mr. Fletcher began his career with Coopers & Lybrand and Deloitte & Touche. Mr. Fletcher has a B.S. from the University of Iowa and a M.M. from the Kellogg Graduate School of Management at Northwestern University.

Brian J. Huesers became Chief Information Officer of the Company in June 2000. From 1999 to 2000 Mr. Huesers was the Chief Information Officer for the Kansas City, Missouri School District. Mr. Huesers was the Assistant Vice President for Technical Services at H&R Block, Inc. from 1997 to 1999. From 1984 to 1996 Mr. Hueser's held various positions at H&R Block Tax Services. Mr. Huesers has a BA from Washburn University.

Lisa J. Miskimins became the Vice President of the Central Region of the Company on June 2000. She is responsible for the supervision of 13 states. From 1997 to 2000 Ms. Miskimins was an Area Vice President with supervisory responsibility for the operations of the Company in eight midwestern states. She was a Divisional Director of 50 schools in three states from 1994 to 1997. She began her career with the Company in 1983 as a Preschool Teacher. Ms. Miskimins has a BA in Elementary Education and English.

Rebecca L. Perry became the Vice President of Operations in April 2000. She was the Executive Vice President of Operations from 1997 to 2000. From 1993 to 1997 Ms. Perry was a Senior Vice President and Eastern Operating Officer. From 1988 to 1993 she was Assistant Vice President of Operations with supervisory responsibility for the operations of the Company in 14 southern and midwestern states. From 1985 to 1988 she served as Divisional Director of Florida and from 1981 to 1985 she served as Regional Director of Tampa.

Phyllis L. Stevens became the Vice President of the Western Region for the Company in June 2000. She is responsible for the supervision of nine states as well as all Montessori schools. From 1997 to 2000 Ms. Stevens was an Area Vice President with supervisory responsibility for the operations of the Company in seven states as well as all Montessori schools. From 1992 to 1997 Ms. Stevens was Divisional Director of six northeast states. She began her career with the Company in 1982 as a Center Director. Ms. Stevens has a BS from Drexel University.

Linda Wishard became Vice President of Organization Services of the Company in September 2000. From 1995 to 2000 Ms. Wishard was Vice President, Human Resources for Taco Cabana. She was Director of Corporate Benefits for H.E. Butt Grocery Company from 1991 to 1995 and served various other positons for the company from 1985 to 1991. Ms Wishard has a BS from the University of Texas and a MA from the University of Southern California.


BOARD COMMITTEES AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION

The Board of Directors has an Audit Committee consisting of Robert E. King and Stephen P. Murray, and a Compensation Committee consisting of Stephen P. Murray and Brian J. Richmand. The Audit Committee reviews the scope and results of audits and internal accounting controls and all other tasks performed by our independent public accountants. The Compensation Committee determines compensation for the executive officers and will administer the New Option Plan. None of the Company's executive officers have served as a director or member of the compensation committee (or other committee forming an equivalent function) of any other entity, whose executive officers served as a director of or member of the Compensation Committee of the Company's Board of Directors.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The members of the Board of Directors are reimbursed for out-of-pocket expenses related to their service on the Board of Directors or any committee thereof. In addition, members of the Board of Directors who are neither officers of the Company nor employed by CCP or any of its partners are entitled to receive an attendance fee of $1,000 for each meeting attended.

On August 19, 1999, Parent adopted the LPA Holding Corp. 1999 Stock Option Plan for Non-Employee Directors (1999 Plan). The purpose of the plan is to provide a means for attracting, retaining, and incentivizing qualified directors. Under the terms of the plan, 10,000 shares of Parent's common stock are reserved for issuance to non-employee directors.

Non-employee directors may exercise their options to purchase shares of Parent's common stock once those options have vested. One-forty eighth of the options become vested on the last day of each month following the date of grant, if the person is a director on that day. Each option entitles the director to purchase one share of Parent's common stock. The exercise price will equal the fair market value on the date of grant of the option to the non-employee director. Vested options and shares of common stock may be repurchased from any non-employee director who ceases to be a director for any reason. Any options that have not vested at the time the non-employee director ceases to be a director are forfeited. For the 52 weeks ended July 1, 2000, options to purchase 4,400 shares of common stock of Parent have been granted under the plan.

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for the 52 weeks ended July 1, 2000 (2000), for the 44 weeks ended
July 3, 1999 (1999), and for the 52 weeks ended August 29, 1998 (1998), by the Company's Chief Executive Officer, former Chief Executive Officer and the other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the fiscal year:

                           SUMMARY COMPENSATION TABLE
                           COMPENSATION FOR THE PERIOD

                                                         ANNUAL              LONG-TERM             ALL OTHER
                                                      COMPENSATION          COMPENSATION         COMPENSATION
                                                      ------------          ------------         ------------
                                                                              NUMBER OF
                                                                             SECURITIES
                                                                             UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR     SALARY        BONUS     OPTION/SAR AWARDS
---------------------------              ----     ------        -----     -----------------
Judith A. Rogala                         2000    $180,385(4)  $ 87,500
Chief Executive Officer & President

James R. Kahl,                           2000     155,327                                      $    6,000(5)
  Former Chief Executive Officer &       1999     264,366
  President(Separated from Company       1998     297,500      143,000         21,780             400,000(1)
  on January 1, 2000)                                                                           1,152,556(2)

Susan Stanton,                           2000     250,000
  Former Chief Operating Officer         1999     120,192(3)    24,000          5,700
  (Separated from Company
  February 15, 2000)

Rebecca L. Perry,                        2000     183,729
  Vice President Operations              1999     155,490
                                         1998     172,500       33,000          5,100             150,000(1)

Peggy A. Ford                            2000     119,692
   Vice President, Business Service      1999      90,512
   Center, General Counsel               1998     100,770        7,200            450              50,000(1)
   (Employment with the Company
    terminates September 30, 2000)

Mary Jean Wolf                           2000     163,986
   Former Senior Vice President,         1999     134,083
   Organization Services                 1998     150,000       28,000          3,750             100,000(1)
   (Separated from Company on
    August 13, 1999)

[FN]
(1) Represents Recapitalization bonuses paid to certain members of management by selling shareholders out of sales proceeds. Perquisites and other personal benefits for the fiscal years 1999, 1998, and 1997 paid to the named officers did not, as to any of them, exceed the lesser of $50,000 or 10 percent of the sum of their respective salary and bonus.

(2) Represents reimbursement for tax consequences on the exercise and sale of stock options in accordance with Mr. Kahl's employment contract.

(3) 1999 compensation covers 25 weeks from January 11, 1999 through July 3,
    1999.

[FN]

(4) 2000 compensation covers 27 weeks from December 21, 1999 through July 1,
    2000.

(5) Represents payments made to Mr. Kahl subsequent to his termination pursuant to his employment agreement.

The following tables present information relating to grants to executive officers of options to purchase common stock of Company:

                         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                    FISCAL YEAR END OPTION/SAR VALUES

                                                                    NUMBER OF
                                                                    SECURITIES
                                                                    UNDERLYING              VALUE OF
                                                                   UNEXERCISED            IN-THE-MONEY
                                                                   OPTIONS/SARS           OPTIONS/SARS
                                                                   AT FY END (#)           AT FY END (4)

                               SHARES ACQUIRED      VALUE          EXERCISABLE/           EXERCISABLE/
NAME                            ON EXERCISE (#)    REALIZED        UNEXERCISABLE          UNEXERCISABLE
----                           ---------------     --------       --------------          -------------

Rebecca L. Perry,                                                          0/0(1)               0/0
 Vice President Operations                                         1,875/1,725(2)               0/0
                                                                       0/1,500(3)               0/0



Peggy A. Ford,                                                           750/0(1)          31,500/0
 Vice President, Business Service Center,                              234/216(2)               0/0
 General Counsel
 (Employment with the Company terminates
  September 30, 2000)

[FN]

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

(4) The equity of the Company is not traded and there is no market for pricing the value of the options. "In the Money" calculations are based on the estimated enterprise value of the Company adjusted for debt, preferred stock, common shares issued and retired, warrants and options and adjustments for market liquidity and a control premium.

The Company did not grant any options to the named executive officers during fiscal 2000.

EMPLOYMENT CONTRACTS

The Company has entered into an employment agreement with Judith A. Rogala. The Employment Agreement provides for Ms. Rogala to receive a base salary, subject to annual performance adjustments, of $350,000 plus a bonus of up to 150% of base salary. Ms. Rogala is also entitled to receive a cash Interim Bonus with respect to the Company's fiscal year ending in July 2000 equal to $87,500 and a Signing Incentive of $1.5 million, vesting at 25% per year, payable on the fourth anniversary date of employment. The term of the Employment Agreement is three years subject to one year automatic renewals. The Employment Agreement also provides that the executive is entitled to participate in the health and welfare benefit plans available to the Company's other senior executives. The Employement Agreement provides for severance in the case of termination without 'cause' or a resignation with 'good reason' in an amount equal to one year of base salary plus a prorated bonus as described in the agreement and a cash lump sum equal to (a) any compensation payments deferred by Ms. Rogala, together with any applicable interest or other accruals; (b) any unpaid amounts, as of the date of such termination, in respect of the Bonus for the fiscal year ending before the fiscal year in which such termination occurs; (c) the Signing Incentive Bonus (to the extent not already paid) and (d) the Pro Rata Bonus as described in the agreement. Included in the severance in the case of termination without 'cause' or resignation with 'good reason' is one year of coverage under and participation in the Company's employee benefit program. The Employment Agreement also contains customary non-disclosure, non-competition and non-solicitation provision.

Previously, the Company had employment agreements with James R. Kahl, Susan Stanton, and Rebecca L. Perry. Jim Kahl's employment with the Company terminated on January 1, 2000. Susan Stanton's employment with the Company terminated on February 15, 2000. The Employment Agreements provided for Mr. Kahl, Ms. Stanton, and Ms. Perry to receive a base salary, subject to annual performance adjustments, of $312,500, $250,000, and $181,000, respectively, plus a bonus of up to 180%, 120%, and 75%, respectively, of base salary. The terms of the Employment Agreement were as follows: for Mr. Kahl, four years from May 11, 1998, for Ms. Stanton, and Ms. Perry, one year, in each case subject to one year automatic renewals. Ms. Perry's employment agreement was not renewed at August 28, 2000. Each Employment Agreement also provided that the executive is entitled to participate in the health and welfare benefit plans available to the Company's other senior executives. The Employment Agreements provided for severance in the case of a termination without 'cause' or a resignation with 'good reason' (each as defined in the applicable Employment Agreement) in an amount equal to the base salary plus bonus for Mr. Kahl, and in an amount equal to the base salary for Ms. Stanton, and Ms. Perry. If Mr. Kahl terminated his employment with good reason after a change of control, Mr. Kahl would be entitled to two years' base salary and bonus. The Employment Agreements also contain customary non-disclosure, non-competition and non-solicitation provisions.

NEW OPTION PLAN

The Company adopted the 1998 Plan pursuant to which options, which currently represents 8.3% of Parent's common stock, on a fully diluted basis, are available to grant. The 1998 Plan provides for the granting of Tranche A and Tranche B options to purchase up to 60,074 shares of Parent's common stock. Options to purchase 14,250 shares of Parent's common stock have been granted. The options will be allocated in amounts to be agreed upon between LPA and Parent. Seventy-five percent of the options will vest over four years and twenty-five percent of the options will vest if certain transactions are consummated which generate certain minimum returns to LPA. The exercise price for the time vesting options will be 50% of the per share price paid by LPA for its common stock of Parent and the exercise price for the remaining options will be 100% of the per share price paid by LPA for its common stock of Parent. The options expire 10 years from the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of La Petite's common stock is held by LPA Holding Corp. (Parent). As of July 1, 2000, LPA Investment LLC (LPA) owned approximately 89.6% of the outstanding common stock of Parent (approximately 81.3% on a fully diluted basis, including the warrants described below) and Vestar, the former principal stockholder of the Company, and La Petite's current and former management own approximately 3.6%, 1.9% and 4.9%, respectively, of the outstanding common stock of Parent (approximately 2.9%, 3.9% and 4.1%, respectively, on a fully diluted basis). In connection with the purchases of preferred stock of Parent, described below, LPA received warrants to purchase shares of Parent's common stock that currently represents the right to acquire 8.9% of Parent's common stock on a fully diluted basis.

In connection with the recapitalization, LPA purchased redeemable preferred stock of Parent and warrants to purchase shares of Parent's common stock on a fully diluted basis for aggregate cash consideration of $30.0 million, the proceeds of which were contributed by Parent to common equity. On December 15, 1999, LPA acquired an additional $15.0 million of Parent's redeemable preferred stock and received warrants to purchase an additional 3.0% of Parent's common stock on a fully diluted basis. The $15.0 million proceeds received by Parent were contributed to common equity.

The preferred stock is not redeemable at the option of the holder prior to the maturity of the notes and dividends are not payable in cash prior to the seventh anniversary of the consummation of the transactions. Thereafter, Parent may pay dividends in cash subject to any restrictions contained in our indebtedness, including the Credit Agreement and the indenture.

Following the consummation of the recapitalization, Parent and its stockholders, including all holders of options and warrants, entered into a Stockholders' Agreement. The Stockholders' Agreement contains restriction on the transferability of Parent common stock, subject to certain exceptions. The Stockholder' Agreement also contains provisions regarding the designation of members of the Board of Directors and other voting arrangements. The Stockholders' Agreement will terminate at such time as Parent consummates a qualified public offering.

The Stockholders' Agreement restricts transfers of common stock of Parent by, among other things (i) granting rights to all stockholders to tag along on certain sales of stock by LPA and management, (ii) granting rights to LPA to force the other stockholders to sell their common stock on the same terms as sales of common stock by LPA, and (iii) granting preemptive rights to all holders of 2% or more of Parent's common stock in respect of sales by other stockholders.

The Stockholder's Agreement provides that the Board of Directors of Parent shall consist of 5 to 8 persons as determined pursuant to the Stockholders Agreement. The Stockholder's Agreement further provides that LPA is entitled to designate four of the directors, one of whom is entitled to three votes as a director. Messrs. Murray, Blutt, Richmand and King have been elected as directors pursuant to this provision with Mr. King being entitled to three votes as a director. Certain management stockholders of Parent are entitled to elect one director, currently Ms. Rogala. The Stockholder's Agreement further provides that the ensuing directors of Parent shall be designated by mutual consent of LPA and the management stockholders.

The Stockholders' Agreement also contains covenants in respect of the delivery of certain financial information to Parent's stockholders and granting access to Parent's records to holders of more than 2% of Parent's common stock.

A majority of the economic interests of LPA is owned by CB Capital Investors, LLC (CBCI), an affiliate of CCP, and a majority of the voting interests of LPA is owned by an entity controlled by Robert E. King, one of Parent's Directors. However, pursuant to the LPA Operating Agreement, LPA has granted to CBCI the right to elect a majority of the directors of LPA if certain triggering events occur and LPA agreed not to take certain actions in respect of the common stock of Parent held by LPA without the consent of CBCI. Accordingly, if certain triggering events occur, through its control of LPA, CBCI would be able to elect a majority of the Board of Directors of Parent. As a licensed small business investment company, or SBIC, CBCI is subject to certain restrictions imposed upon SBICs by the regulations established and enforced by the United States Small Business Administration. Among these restrictions are certain limitations on the extent to which an SBIC may exercise control over companies in which it invests. As a result of these restrictions, unless certain events described in the operating agreement occur, CBCI may not own or control a majority of the outstanding voting stock of LPA or designate a majority of the members of the Board of Directors. Accordingly, while CBCI owns a majority of the economic interests of LPA, CBCI owns less than a majority of LPA's voting stock.

In connection with the recapitalization, Parent and its stockholders following consummation of the recapitalization entered into a Registration Rights Agreement. The Registration Rights Agreement grants stockholders demand and incidental registration rights with respect to shares of capital stock held by them and contains customary terms and provisions with respect to such registration rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Chase Securities Inc., or CSI, one of the initial purchasers of the old Notes, is an affiliate of The Chase Manhattan Bank, an agent and a lender to La Petite under the Credit Agreement of the old notes, LPA, an affiliate of CCP and CSI, owns approximately 89.6% of the outstanding common stock of Parent (approximately 81.3% on a fully diluted basis). LPA owns $45 million of redeemable preferred stock of Parent and warrants to purchase 8.9% of the common stock of Parent on a fully diluted basis. Certain partners of CCP are members of La Petite's Board of Directors (see Item 10). In addition, CSI, Chase and their affiliates perform various investment banking and commercial banking services on a regular basis for our affiliates.

In connection with the recapitalization, CBCI entered into an Indemnification Agreement with Robert E. King, one of Parents' Directors, pursuant to which CBCI has agreed to indemnify Mr. King for any losses, damages or liabilities and all expenses incurred or sustained by Mr. King in his capacity as a manager, officer or director of LPA or any of its subsidiaries, including Parent and La Petite.

Banc of America Securities LLC, one of the initial purchasers of the old notes, is an affiliate of Bank of America, an agent and lender under the Credit Agreement.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements

          See pages 24 to 41 of this Annual Report on Form 10-K for financial statements of LPA Holding Corp. as of July 1, 2000 and July 3, 1999 and for the 52 weeks ended July 1, 2000, for the 44 weeks ended July 3, 1999, and for the 52 weeks ended August 30, 1998.

(a) 2.    Financial Statement Schedules

          The following additional financial data should be read in conjunction with the consolidated financial statements for the 52 weeks ended July 1, 2000, for the 44 weeks ended July 3, 1999 and for the 52 weeks ended August 29, 1998. Other schedules not included with these additional financial statement schedules have been omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

                                    SCHEDULES

          Schedule I - Condensed Financial Statements of Registrants

          Schedule II - Valuation and Qualifying Accounts

(a) 3.    Exhibits

          EXHIBIT
          NUMBER                           DESCRIPTION
          -------                          -----------

          3.1(i)     Amended and Restated Certificate of Incorporation of LPA
                     Holding Corp.
          3.2(i)     Certificate of Designations, Preferences and Rights of
                     Series A Redeemable Preferred Stock of LPA Holding Corp.
          3.3(i)     Bylaws of LPA Holding Corp.
          3.4(i)     Amended and Restated Certificate of Incorporation of La
                     Petite Academy, Inc.
          3.5(i)     Bylaws of La Petite Academy, Inc.
          3.6(vi)    Certificate of Incorporation of LPA Services
          3.7(vi)    By-Laws of LPA Services
          3.8(vi)    Amended and Restated Articles of Incorporation of Bright
                     Start, Inc.
          3.9(vi)    By-Laws of Bright Start, Inc.
          3.10(v)    Certificate of Amendment of the Amended and Restated
                     Certificate of Incorporation of LPA Holding Corp. filed on
                     December 13, 1999
          3.11(v)    Certificate of Amendment of the Certificate of
                     Designations, Preferences and Rights of Series A
                     Redeemable Preferred Stock of LPA Holdings Corp. filed on
                     December 13, 1999
          4.1(i)     Indenture among LPA Holding Corp., La Petite Academy,
                     Inc., LPA Services, Inc. and PNC Bank, National
                     Association dated as of May 11, 1998
          4.2(iv)    First Supplemental Indenture dated as of July 23, 1999,
                     among Bright Start, Inc., LPA Holding Corp., La Petite
                     Academy, Inc., and The Chase Manhattan Bank
          10.1(i)    Purchase Agreement among Vestar/LPA Investment Corp., La
                     Petite Academy, Inc., LPA Services, Inc., Chase Securities
                     Inc. and NationsBanc Montgomery Securities LLC dated
                     May 6, 1998


         EXHIBIT
         NUMBER                          DESCRIPTION
         -------                         ------------

          10.2(i)     Exchange and Registration Rights Agreement among La
                      Petite Academy, Inc., LPA Holding Corp., LPA Services,
                      Inc., Chases Securities Inc., NationsBanc Montgomery
                      Securities LLC dated May 11, 1998
          10.3(i)     Merger Agreement by and between LPA Investment LLC and
                      Vestar/LPA Investment Corp. dated as of March 17, 1998
          10.5(i)     Stockholders Agreement among LPA Holding Corp.,
                      Vestar/LPT Limited Partnership, LPA Investment LLC and the
                      management stockholders dated as of May 11, 1998
          10.5a(v)    Amendment #1 and Consent of the Stockholders Agreement
                      among LPA Holding Corp., Vestar/LPT Limited Partnership,
                      LPA Investment LLC and the management stockholders dated
                      as April 8, 1999.
          10.6(i)     1998 Stock Option Plan and Stock Option Agreement for LPA
                      Holding Corp. dated as of May 18, 1998
          10.7(i)     Preferred Stock Registration Rights Agreement between LPA
                      Holding Corp. and LPA Investment LLC dated May 11, 1998
          10.8(i)     Registration Rights Agreement among LPA Holding Corp.,
                      Vestar/LPT Limited Partnership, the stockholders listed
                      therein and LPA Investment LLC, dated May 11, 1998
          10.9(i)     Employment Agreement among LPA Holding Corp., La Petite
                      Academy, Inc. and James R. Kahl
          10.10(i)    Employment Agreement among LPA Holding Corp., La
                      Petite Academy, Inc. and Rebecca Perry
          10.11(i)    Employment Agreement among LPA Holding Corp., La Petite
                      Academy, Inc. and Phillip Kane
          10.12(i)    Credit Agreement dated as of May 11, 1998 among La
                      Petite Academy, Inc., LPA Holding Corp., Nationsbank, N.A.,
                      and The Chase Manhattan Bank
          10.13(i)    Pledge Agreement among La Petite Academy, Inc., LPA
                      Holding Corp., Subsidiary Pledgors and Nationsbank, N.A.
                      dated as of May 11, 1998
          10.14(i)    Security Agreement among La Petite Academy, Inc., LPA
                      Holding Corp., Subsidiary Guarantors and Nationsbank, N.A.
                      dated as of May 11, 1998
          10.15(i)    Parent Company Guarantee Agreement among LPA Holding Corp.
                      and Nationsbank, N.A. dated as of May 11, 1998
          10.16(i)    Subsidiary Guarantee Agreement among Subsidiary
                      Guarantor of La Petite Academy, Inc., LPA Services, Inc.
                      and Nationsbank, N.A. dated as of May 11, 1998
          10.17(i)    Indemnity, Subrogation and Contribution Agreement among
                      La Petite Academy, Inc., LPA Services, Inc., as
                      Guarantor and Nationsbank, N.A. dated as of May 11, 1998
          10.18(ii)   James Kahl option agreement
          10.20(v)    1999 Stock Option Plan for Non-Employee Directors
          10.21(iii)  Agreement and Plan of Merger By and Between La Petite
                      Academy, Inc., LPA Acquisition Co. Inc., and Bright
                      Start, Inc.
          10.23(v)    Amendment No. 1, Consent and Waiver dated as of December
                      13, 1999, to the Credit Agreement dated as of May 11,
                      1998 among LPA Holding Corp., La Petite Academy, Inc.,
                      Bank of America, N.A. (formerly known as NationsBank,
                      N.A.) as Administrative Agent, Documentation Agent and
                      Collateral Agent for the Lenders and The Chase Manhattan
                      Bank as Syndication Agent
          10.24(v)    Warrant No. 2 dated as of December 15, 1999, issued by
                      LPA Holding Corp. to LPA Investment LLC



          EXHIBIT
          NUMBER                       DESCRIPTION
          -------                      -----------

          10.26(v)  Amendment No. 1 to the LPA Holding Corp. 1999 Stock Option
                    Plan for Non-Employee Directors
          10.27(vii) Employment Agreement among LPA Holding Corp., La Petite
                    Academy, Inc., and Judith A. Rogala
          12.1*     Statement regarding computation of ratios
          21.1(vi)  Subsidiaries of Registrant
          27.1*     Financial Data Schedule

          (i)       Incorporated by reference to the Exhibits to La Petite
                    Academy, Inc.'s Registration Statement on Form S-4,
                    Registration No. 333-56239, filed with the Securities and Exchange Commission on June 5, 1998.

          (ii)      Incorporated by reference to the Exhibits to LPA Holding
                    Corp.'s Form 10-K for the Fiscal Year ended August 29, 1998, filed with the Securities and Exchange Commission on November 24, 1998

          (iii)     Incorporated by reference to the Exhibits to LPA Holding
                    Corp.'s Form 8-K, filed with the Securities and Exchange
                    Commission on December 7, 1999

          (iv)      Incorporated by reference to the Exhibits to LPA Holding
                    Corp.'s Form 10-Q/A for the 16 weeks ended October 23, 1999, filed with the Securities and Exchange Commission on December 16, 1999

          (v)       Incorporated by reference to the Exhibits to LPA Holding
                    Corp.'s Form 8-K, filed with the Securities and Exchange
                    Commission on December 21, 1999

          (vi)      Incorporated by reference to the Exhibits to LPA Holding
                    Corp.'s Form S-4 Post Effective Amendment #1, filed with the
                    Securities and Exchange Commission on December 23, 1999

          (vii)     Incorporated by reference to the Exhibits to LPA Holding
                    Corp.'s Form 8-K, filed with the Securities and Exchange
                    Commission on February 16, 2000

          (*)       Filed herewith

(b)       Reports on Form 8-K

                    None

(c) Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act

                    Except for a copy of this Annual Report on Form 10-K, no annual report to security holders covering the registrants' last fiscal year or proxy materials will be sent to security holders.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                                JULY 1,          JULY 3,
  BALANCE SHEETS                                                                 2000             1999
                                                                           --------------   -------------
  ASSETS:
  Investment in La Petite Academy, Inc.                                    $      (21,207)  $     (10,659)
                                                                           --------------   -------------
                                                                           $      (21,207)  $     (10,659)
                                                                           --------------   -------------

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
  Current liabilities:
     Payable to La Petite Academy, Inc.                                            55,132          70,214
                                                                           --------------   -------------
          Total current liabilities                                                55,132          70,214



  Series A 12% redeemable preferred stock ($.01 par value per share);              47,314          29,310
     45,000 shares authorized, issued and outstanding at July 1, 2000 at aggregate liquidation preference of $1,211.291 as of July 1,
     2000 and $1,143.444 as of July 3, 1999 (Note 7)

  Stockholders' deficit:
     Class A common stock ($.01 par value per share); 950,000 shares                    6               6
     authorized and 564,985 and 560,026 shares issued and outstanding as of July 1, 2000 and July 3, 1999
     Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of July 1, 2000 and July 3,
     1999
     Common  stock warrants                                                         8,596           5,645
     Accumulated deficit                                                         (132,255)       (115,834)
                                                                           --------------   -------------
          Total stockholders' deficit                                            (123,653)       (110,183)
                                                                           --------------   -------------
                                                                           $      (21,207)  $     (10,659)
                                                                           ==============   =============



See notes to consolidated financial statements included in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP. SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (IN THOUSANDS OF DOLLARS)


                                                                52 WEEKS       44 WEEKS      52 WEEKS ENDED
                                                                 ENDED           ENDED
                                                                JULY 1,         JULY 3,        AUGUST 29,
STATEMENTS OF OPERATIONS                                          2000           1999             1998
                                                              ----------     -----------     --------------

Minority interest in net income of subsidiary                 $              $               $        2,849
                                                              ----------     -----------     --------------
     Loss before equity in net income of subsidiary                                                  (2,849)

Equity in net loss of La Petite Academy, Inc.                    (10,547)           (797)           (10,479)
                                                              ----------     -----------     --------------

Net loss                                                      $  (10,547)    $      (797)    $      (13,328)
                                                              ----------     -----------     --------------


See Notes to Consolidated Financial Statements included in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)


                                                                     52 WEEKS       44 WEEKS     52 WEEKS
                                                                       ENDED          ENDED        ENDED
                                                                      JULY 1,        JULY 3,      AUGUST 29,
STATEMENTS OF CASH FLOWS                                                2000          1999          1998
                                                                    ----------     ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (10,547)     $    (797)   $  (13,328)
    Adjustments to reconcile net loss to net cash from
     operating activities:
      Minority interest in net income of La Petite Academy, Inc.                                      2,849
      Equity in net loss of La Petite Academy, Inc.                     10,547            797        10,479
                                                                    ----------     ----------    -----------
             Net cash from operating activities                      $       0      $       0    $        0
                                                                    ----------     ----------    -----------


See notes to consolidated financial statements included in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)


ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                              BALANCE AT       CHARGED TO                      BALANCE AT
                                               JULY 3,         COSTS AND                        JULY 1,
DESCRIPTION                                      1999           EXPENSES       WRITE-OFFS         2000
                                             ------------     ------------     -----------    ------------

Allowance for doubtful accounts              $        306     $      2,958     $    2,858     $        406
                                             ------------     ------------     -----------    ------------


                                              BALANCE AT       CHARGED TO                      BALANCE AT
                                              AUGUST 29,       COSTS AND                        JULY 3,
DESCRIPTION                                      1998           EXPENSES       WRITE-OFFS         1999
                                             ------------     ------------     -----------    ------------

Allowance for doubtful accounts              $        196     $      1,397           1,287    $        306
                                             ------------     ------------     -----------    ------------

                                              BALANCE AT       CHARGED TO                      BALANCE AT
                                              AUGUST 30,       COSTS AND                       AUGUST 29,
DESCRIPTION                                      1997           EXPENSES       WRITE-OFFS         1998
                                             ------------     ------------     -----------    ------------

Allowance for doubtful accounts              $         83     $      1,717     $     1,604    $        196
                                             ------------     ------------     -----------    ------------


                                                                    (continued)

LPA HOLDING CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)


RESERVE FOR CLOSED ACADEMIES

                                         BALANCE AT        CHARGED TO                        BALANCE AT
                                           JULY 3,          COSTS AND       CHARGED TO        JULY 1,
DESCRIPTION                                 1999            EXPENSES          RESERVE          2000
                                       ------------       ------------     -----------      ------------

Reserve for Closed Academies            $     4,048       $      7,500     $     2,985      $      8,563
                                       ------------       ------------     -----------      ------------


                                         BALANCE AT        CHARGED TO                         BALANCE AT
                                         AUGUST 30,         COSTS AND       CHARGED TO          JULY 3,
DESCRIPTION                                 1998            EXPENSES          RESERVE            1999
                                       ------------       ------------     -----------      ------------

Reserve for Closed Academies            $     5,417       $                $     1,369      $      4,048
                                        -----------       ------------    ------------      ------------

                                         BALANCE AT        CHARGED TO                         BALANCE AT
                                         AUGUST 30,         COSTS AND       CHARGED TO        AUGUST 29,
DESCRIPTION                                 1997            EXPENSES          RESERVE            1998
                                       ------------       ------------     -----------      ------------
Reserve for Closed Academies            $     7,469       $                $     2,052      $      5,417
                                        -----------       ------------    ------------      ------------


                                                                    (concluded)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2000.


                              LPA Holding Corp.

                              /s/ Jeffrey J. Fletcher
                              ------------------------------------------------
                              By: Jeffrey J. Fletcher
                              Chief Financial Officer and duly authorized
                              representative of the registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on September 29, 2000.

/s/  Judith A. Rogala               /s/  Stephen P. Murray
-------------------------------     ------------------------------------------
By:  Judith A. Rogala               By: Stephen P. Murray
Chief Executive Officer,            Chairman of the Board and Director
President and Director

/s/  Mitchell J. Blutt, M.D.        /s/  Brian J. Richmand
-------------------------------     ------------------------------------------
By:  Mitchell J. Blutt, M.D.        By:  Brian J. Richmand
Director                            Director

/s/  Robert E. King                 /s/  Terry D. Byers
-------------------------------     ------------------------------------------
By:  Robert E. King                 By:  Terry D. Byers
Director                            Director

/s/  Ronald L. Taylor               /s/ Barbara Feigin
-------------------------------     ------------------------------------------
By:  Ronald L. Taylor               By:  Barbara Feigin
Director                            Director

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2000.


                              La Petite Academy, Inc.

                              /s/  Jeffrey J. Fletcher
                              -------------------------------------------------
                              By: Jeffrey J. Fletcher
                              Chief Financial Officer and duly authorized
                              representative of the registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on September 29, 2000.

/s/  Judith A. Rogala               /s/  Stephen P. Murray
-------------------------------     ------------------------------------------
By:  Judith A. Rogala               By: Stephen P. Murray
Chief Executive Officer, President  Chairman of the Board and Director
and Director

/s/  Mitchell J. Blutt, M.D.        /s/  Brian J. Richmand
-------------------------------     ------------------------------------------
By:  Mitchell J. Blutt, M.D.        By:  Brian J. Richmand
Director                            Director

/s/  Robert E. King                 /s/  Terry D. Byers
-------------------------------     ------------------------------------------
By:  Robert E. King                 By:  Terry D. Byers
Director                            Director

/s/  Ronald L. Taylor               /s/ Barbara Feigin
-------------------------------     ------------------------------------------
By:  Ronald L. Taylor               By:  Barbara Feigin
Director                            Director

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2000.


                              LPA Services, Inc.

                              /s/  Jeffrey J. Fletcher
                              -------------------------------------------------
                              By: Jeffrey J. Fletcher
                              Chief Financial Officer and duly authorized
                              representative of the registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on September 29, 2000.


/s/  Judith A. Rogala               /s/  Stephen P. Murray
-------------------------------     ------------------------------------------
By:  Judith A. Rogala               By: Stephen P. Murray
Chief Executive Officer,            Chairman of the Board and Director
President and Director

/s/  Mitchell J. Blutt, M.D.        /s/  Brian J. Richmand
-------------------------------     ------------------------------------------
By:  Mitchell J. Blutt, M.D.        By:  Brian J. Richmand
Director                            Director

/s/  Robert E. King                 /s/  Terry D. Byers
-------------------------------     ------------------------------------------
By:  Robert E. King                 By:  Terry D. Byers
Director                            Director

/s/  Ronald L. Taylor               /s/ Barbara Feigin
-------------------------------     ------------------------------------------
By:  Ronald L. Taylor               By:  Barbara Feigin
Director                            Director

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2000.


                              Bright Start, Inc.

                              /s/  Jeffrey J. Fletcher
                              -------------------------------------------------
                              By: Jeffrey J. Fletcher
                              Chief Financial Officer and duly authorized
                              representative of the registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on September 29, 2000.

/s/  Judith A. Rogala               /s/  Stephen P. Murray
-------------------------------     ------------------------------------------
By:  Judith A. Rogala               By: Stephen P. Murray
Chief Executive Officer,            Chairman of the Board and Director
President and Director

/s/  Mitchell J. Blutt, M.D.        /s/  Brian J. Richmand
-------------------------------     ------------------------------------------
By:  Mitchell J. Blutt, M.D.        By:  Brian J. Richmand
Director                            Director

/s/  Robert E. King                 /s/  Terry D. Byers
-------------------------------     ------------------------------------------
By:  Robert E. King                 By:  Terry D. Byers
Director                            Director

/s/  Ronald L. Taylor               /s/ Barbara Feigin
-------------------------------     ------------------------------------------
By:  Ronald L. Taylor               By:  Barbara Feigin
Director                            Director