Form 10-Q
period 2000-10-21
LPA HOLDING CORP; LA PETITE ACADEMY INC; BRIGHT START INC; LPA SERVICES INC
filed 2000-12-04
CIK 1062774, 901116, 907357, 1062776

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarterly                      Commission File No. 333-56239-01
Period Ended October 21, 2000


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


As of December 4, 2000, LPA Holding Corp. had outstanding 564,985 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of December 4, 2000, each of the additional registrants had the number of outstanding shares which is shown on the table below.

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
                                                                                    (par value, $.01 per share)

LPA HOLDING CORP.

INDEX
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
                                                                       PAGE
                                                                       ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Consolidated Balance Sheets                                         4-5

    Consolidated Statements of Operations                                 6

    Consolidated Statements of Cash Flows                                 7

    Notes to Consolidated Financial Statements                         8-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                        12-15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      16


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             17

ITEM 5.  OTHER INFORMATION                                               17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                17


SIGNATURES                                                            18-21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
OCTOBER 21, 2000 AND JULY 1, 2000
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


ASSETS                                               OCTOBER 21,       JULY 1,
                                                        2000            2000

Current assets:
  Cash and cash equivalents                           $  3,174        $  4,008
  Restricted cash investments                            4,826             837
  Accounts and notes receivable, net                     8,950           7,462
  Prepaid food and supplies                              6,775           7,127
  Other prepaid expenses                                 3,350           5,324
  Refundable income taxes                                   91             109
  Deferred income taxes                                    950             950
                                                      --------        --------
    Total current assets                                28,116          25,817

Property and equipment, at cost:
  Land                                                   5,886           5,886
  Buildings and leasehold improvements                  81,008          79,568
  Equipment                                             24,012          23,780
  Facilities under construction                          2,041           2,041
                                                      --------        --------
                                                       112,947         111,275
  Less accumulated depreciation                         58,603          54,842
                                                      --------        --------
    Net property and equipment                          54,344          56,433

Other assets (Note 3)                                   68,168          69,159
Deferred income taxes                                   17,149          14,238
                                                      --------        --------
                                                      $167,777        $165,647
                                                      ========        ========


                                                                     (continued)

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
OCTOBER 21, 2000 AND JULY 1, 2000
(In thousands of dollars, except share and per share data)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT                                                OCTOBER 21,      JULY 1,
                                                                                        2000           2000
Current liabilities:
    Overdrafts due banks                                                              $   3,959      $   4,756
    Accounts payable                                                                      4,353          8,273
    Current reserve for closed schools                                                    3,218          3,268
    Current maturities of long-term debt and capital lease obligations                    1,537          1,897
    Accrued salaries, wages and other payroll costs                                      14,307         14,212
    Accrued insurance liabilities                                                         2,568          2,586
    Accrued property and sales taxes                                                      4,365          3,490
    Accrued interest payable                                                              8,071          2,568
    Other current liabilities                                                             3,609          5,556
                                                                                      ---------      ---------
       Total current liabilities                                                         45,987         46,606

Long-term debt and capital lease obligations (Note 4)                                   188,034        182,319
Other long-term liabilities (Note 5)                                                     15,063         13,061

Series A 12% redeemable preferred stock ($.01 par value per share);
    45,000 shares authorized, issued and outstanding at aggregate liquidation preference of $1,245.516 as of October 21, 2000, and $1,211.291 as of July 1,
    2000                                                                                 49,584         47,314

Stockholders' deficit:
    Class A common stock ($.01 par value per share); 950,000 shares authorized and 564,985 shares issued and outstanding as of October 21, 2000 and July 1,
    2000                                                                                      6              6

    Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of October 21, 2000 and July 1, 2000

    Common stock warrants                                                                 8,596          8,596

    Accumulated deficit                                                                (139,493)      (132,255)
                                                                                      ---------      ---------
       Total stockholders' deficit                                                     (130,891)      (123,653)
                                                                                      ---------      ---------
                                                                                      $ 167,777      $ 165,647
                                                                                      =========      =========



See notes to consolidated financial statements.

                                                                     (concluded)

LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
SIXTEEN WEEKS ENDED OCTOBER 21, 2000 AND OCTOBER 23, 1999
(In thousands of dollars)
--------------------------------------------------------------------------------

                                                  OCTOBER 21,      OCTOBER 23,
                                                     2000              1999

Operating revenue                                 $ 114,274          $ 108,534

Operating expenses:
   Salaries, wages and benefits                      65,011             60,110
   Facility lease expense                            13,689             14,041
   Depreciation                                       3,926              4,246
   Amortization of goodwill and other
     intangibles                                        872                872
   Other                                             29,007             27,842
                                                  ---------          ---------
                                                    112,505            107,111
                                                  ---------          ---------

Operating income                                      1,769              1,423
                                                  ---------          ---------

Interest expense                                      7,176              6,236
Interest income                                         (28)               (37)
                                                  ---------          ---------

     Net interest costs                               7,148              6,199
                                                  ---------          ---------

Loss before income taxes and cumulative
   effect of change in accounting principle          (5,379)            (4,776)

Benefit for income taxes                             (1,976)            (1,661)
                                                  ---------          ---------

Loss before cumulative effect of a change
   in accounting principle                           (3,403)            (3,115)

Cumulative effect of a change in accounting
   principle, net of taxes of $1,069 (Note 9)        (1,565)
                                                  ---------          ---------
Net Loss                                          $  (4,968)         $  (3,115)
                                                  =========          =========


See notes to consolidated financial statements

LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIXTEEN WEEKS ENDED OCTOBER 21, 2000 AND OCTOBER 23,1999
(In thousands of dollars)
--------------------------------------------------------------------------------


                                                                              OCTOBER     OCTOBER
                                                                              21, 2000    23, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    (4,968)     (3,115)
   Adjustments to reconcile net loss to net cash from (used for)
     operating activities:
     Cumulative effect of change in accounting principle                        2,634
     Depreciation and amortization                                              5,140       5,409
     Deferred income taxes                                                     (2,911)     (1,661)
     Changes in assets and liabilities:
        Accounts and notes receivable                                          (1,361)     (2,468)
        Prepaid expenses and supplies                                           2,326       2,266
        Accrued property and sales taxes                                          875       1,153
        Accrued interest payable                                                5,503       4,507
        Accounts payable and other accrued liabilities                         (5,639)     (4,787)
        Other changes in assets and liabilities, net                           (1,264)     (2,187)
                                                                               ------      ------
           Net cash from (used for) operating activities                          335        (883)
                                                                               ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Bright Start, net of cash acquired                                     ( 10,020)
   Capital expenditures                                                        (1,920)   ( 15,186)
   Proceeds from sale of assets                                                   183      22,390
                                                                               ------      ------
           Net cash used for investing activities                              (1,737)     (2,816)
                                                                               ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt and capital lease obligations                     (645)     (2,589)
   Borrowings under the Revolving Credit Agreement                              6,000      10,000
   Reduction in bank overdrafts                                                  (797)     (3,647)
   Decrease (increase) in restricted cash investments                          (3,990)        244
                                                                               ------      ------
           Net cash from financing activities                                     568       4,008
                                                                               ------      ------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                   (834)        309
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                4,008       4,572
                                                                               ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      3,174       4,881
                                                                               ======      ======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest (net of amounts capitalized)                                      1,332       1,485
     Income taxes                                                                  94          43
   Cash received during the period for:
     Interest                                                                      33          34
     Income taxes                                                                  19           7
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Capital lease obligations of $34 were incurred during the 16 weeks ended
    October 23, 1999, when the Company entered into leases for new computer equipment


See notes to consolidated financial statements.

LPA HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report of the Company on Form 10-K for the fiscal year ended July 1, 2000.

     The Company utilizes a 52 or 53-week fiscal year ending on the first Saturday in July composed of 13 four-week periods. The first quarter contains four such periods or 16 weeks and each remaining quarter contains 3 periods or 12 weeks.

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

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

3.   OTHER ASSETS
     (in thousands of dollars)

                                                       OCTOBER 21, 2000   JULY 1, 2000
                                                       ----------------   ------------
Intangible assets:
Excess purchase price over net assets acquired            $ 74,221          $ 74,221
Curriculum                                                   1,497             1,497
Accumulated amortization                                   (17,402)          (16,533)
                                                          --------          --------
                                                            58,316            59,185

Deferred financing costs                                     8,769             8,769
Accumulated amortization                                    (2,483)           (2,141)
Other assets                                                 3,566             3,346
                                                          --------          --------
                                                          $ 68,168          $ 69,159
                                                          ========          ========


4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     (in thousands of dollars)

                                                                 OCTOBER 21, 2000    JULY 1, 2000
                                                                 ----------------    ------------
Senior Notes, 10.0% due May 15, 2008                                  $ 145,000      $ 145,000
Borrowings under credit agreement                                        44,000         38,250
Capital lease obligations                                                   571            966
                                                                      ---------      ---------
                                                                        189,571        184,216
Less current maturities of long-term debt and capital lease
   obligations                                                           (1,537)        (1,897)
                                                                      ---------      ---------
                                                                      $ 188,034      $ 182,319
                                                                      =========      =========

5.   OTHER LONG-TERM LIABILITIES
     (in thousands of dollars)


                                              OCTOBER 21, 2000    JULY 1, 2000
                                              ----------------    ------------
Derivative instruments                               $ 3,177
Unfavorable lease, net of accumulated
 amortization                                          3,533            $ 3,973
Non-current reserve for closed schools                 4,380              5,295
Long-term insurance liabilities                        3,973              3,793
                                                     -------            -------
                                                     $15,063            $13,061
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

7.   ACQUISITIONS

     On July 21, 1999, the Company acquired all the outstanding shares of Bright Start for $9.3 million in cash and assumed approximately $2.0 million in debt. At the time of the acquisition, Bright Start operated 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico with one new school under construction. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in an allocation to goodwill of $10.1 million which is being amortized on a straight-line basis over 20 years. The Company's financial statements reflect the results of operations of Bright Start during the periods subsequent to July 21, 1999.

8.   RESTRUCTURING CHARGE

     In the third quarter of 2000, management committed to a plan to close certain Academies located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. Accordingly, the Company recorded a $7.5 million restructuring charge ($4.5 million after tax) to provide for costs associated with the Academy closures and restructuring of 49 Academies. The charge consisted principally of $5.9 million for the present value of rent, real estate taxes, common area maintenance charges and utilities, net of anticipated sublease income, and $1.1 million for the write-down of fixed assets to fair market value. At October 21, 2000, the Company had an accrual for the closing of these Academies of $5.5 million. As of October 21, 2000, 43 schools have been closed and management plans to address the closing of the remaining six schools by the end of fiscal year 2001.

9.   NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS 137 and
     138), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new Standard became effective for the Company beginning in the first quarter of fiscal year 2001. The impact of adopting this Statement resulted in a net cumulative transition loss of $2.6 million ($1.6 million, net of taxes) which was recorded as a cumulative effect of change in accounting principle as of July 2, 2000.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which will be adopted by the Company during the fourth quarter of the Company's fiscal year 2001. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements.

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

Between October 23, 1999 and the end of the first quarter of fiscal year 2001, the Company opened one school and closed 43 schools. As a result, the Company operated 749 schools at the end of the first quarter of fiscal year 2001. The closures resulted from management's decision to close certain schools located in areas where the demographic conditions no longer supported an economically viable operation.

New schools, as defined by the Company, are schools open less than two years at the start of the current fiscal year. The Company's operating results for the 16 weeks ended October 21, 2000 includes pre-opening costs and operating losses associated with 28 new schools. Pre-opening costs cover all activities associated with preparing a new school for opening other than capital development cost. Pre-opening costs, which are included in other operating costs, were $0.6 million for the 16 weeks ended October 23, 1999 compared to none in the 16 weeks ended October 21, 2000. New schools typically generate operating losses during the first twelve to eighteen months of operation, until the schools achieve normalized occupancies. Included in operating income and EBITDA are new schools operating losses of $0.4 million and $0.4 million for the 16 weeks ended October 21, 2000 and $0.7 million and $0.6 million for the 16 weeks ended October 23, 1999.

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

The Company's operating results for the comparative 16 weeks ended October 21, 2000 and October 23, 1999 were as follows:


                                     OCTOBER 21,   PERCENT OF      OCTOBER 23,      PERCENT OF
                                        2000        REVENUE            1999          REVENUE
Operating revenue                     $114,274       100.0%         $108,534          100.0%

Operating expenses:
   Salaries, wages and benefits         65,011        56.9            60,110           55.4
   Facility lease payments              13,689        12.0            14,041           12.9
   Depreciation                          3,926         3.4             4,246            3.9
   Amortization of goodwill
      and other intangibles                872         0.8               872            0.8
   Other                                29,007        25.4            27,842           25.7
                                      --------       -----          --------          -----
Total operating expenses               112,505        98.5           107,111           98.7
                                      --------       -----          --------          -----

Operating income                      $  1,769         1.5%         $  1,423            1.3%
                                      ========       =====          ========          =====

EBITDA                                $  6,567         5.7%         $  6,541            6.0%
                                      ========       =====          ========          =====

Operating revenue increased $5.7 million or 5.3% during the 16 weeks ended October 21, 2000, as compared to the corresponding period of fiscal 2000. The increase in operating revenue includes $6.8 million of incremental revenue from established schools, $2.9 million of incremental revenue from new schools, most of which were opened late in the 1999 year or early in the 2000 year, offset by $4.0 million of reduced revenue from closed schools.

Tuition revenue increased 5.2% during the 16 weeks ended October 21, 2000, as compared to the corresponding periods of fiscal 2000. The increase in tuition reflects a decrease in full time equivalent (FTE) attendance of 4.7% and an increase of the average weekly FTE tuition rates of 9.9%. The decrease in FTE attendance is principally due to a 2.3% decline at our established schools, a 4.2% decline due to closed schools offset by a 1.9% increase at new schools. The decline in our established schools is principally in our school age classrooms. The increase in average weekly FTE tuition rates was principally due to selective price increases that were put into place in February 2000 and September 2000, based on geographic market conditions and class capacity utilization.

Salaries, wages, and benefits increased $4.9 million or 8.2% during the 16 weeks ended October 21, 2000, as compared to the corresponding period of fiscal 2000. As a percentage of revenue, labor costs were 56.9% for the 16 weeks ended October 21, 2000 as compared to 55.4% for the 16 weeks ended October 23, 1999. The increase in salaries, wages, and benefits includes incremental labor costs at established schools of $5.0 million, incremental labor costs at new schools of $1.4 million, increased field management and corporate administration labor costs of $0.5 million, increased benefit costs of $0.8 million, offset by reduced incremental labor costs at closed schools of $2.8 million.

The increase in labor costs at established schools was mainly due to a 7.7% increase in average hourly wage rates and a 2.6% increase in labor hours during the 16 weeks ended October 21, 2000 over the prior year. New schools, which remain in the start up stage, experience higher labor costs relative to revenue as compared to established schools.

Facility lease expense decreased $0.4 million or 2.5% during the 16 weeks ended October 21, 2000 as compared to the prior year. The decrease in facility lease was mainly due to the closings that occurred in late fiscal year 2000.

Depreciation expense decreased $0.3 million or 7.5% during the 16 weeks ended October 21, 2000 as compared to the prior year. The decrease in depreciation was mainly due to the closings that occurred in late fiscal year 2000.

Amortization of goodwill and other intangibles did not change during the 16 weeks ended October 21, 2000 as compared to the prior year.

Other operating expenses increased $1.2 million or 4.2% during the 16 weeks ended October 21, 2000 as compared to the prior year. The increase was primarily due to unusual, non-recurring credits to prior year expense including a $1.1 million actuarial insurance reserve adjustment and a $0.9 million gain on vehicle asset sales. In addition, there were reduced current year supplies and pre-opening costs. Other operating costs include repairs and maintenance, utilities, telephone, insurance, marketing, real estate taxes, food, supplies, transportation, pre-opening costs and miscellaneous. As a percentage of revenue, other operating costs decreased to 25.4% in the 16 weeks ended October 21, 2000 as compared to 25.7% during the 16 weeks ended October 23, 1999.

As a result of the foregoing, the Company had operating income of $1.8 million during the 16 weeks ended October 21, 2000 as compared to operating income of $1.4 million during the 16 weeks ended October 23, 1999. Adjusted earnings before non-cash restructuring charge, interest, taxes, depreciation and amortization (EBITDA) was $6.6 and $6.5 million for the 16 weeks ended October 21, 2000 and October 23, 1999, respectively.

Net interest expense increased $0.9 million for the 16 weeks ended October 21, 2000 as compared to the prior year. The increase was mainly due to higher interest rates and interest incurred on the closed reserves.

After adding back to pre-tax income permanent differences, the effective income tax rate for the 16 weeks ended October 21, 2000 was approximately 43% before cumulative effect of change in accounting principle, as compared to 41% for the 16 weeks ended October 23, 1999.

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

The Credit Agreement will terminate on May 11, 2005. The term loan amortizes in an amount equal to $1.0 million per year in fiscal years 2001 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On October 21, 2000, there was $38.0 million outstanding on the term loan, and $6.0 million outstanding on the Revolving Credit Facility. In addition, La Petite had outstanding letters of credit in an aggregate amount equal to $4.0 million, and $15.0 million was available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, senior notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness or pay cash dividends or certain other restricted payments. As of October 21, 2000, the Company was in compliance with the foregoing covenants.

On July 21, 1999, the Company acquired all the outstanding shares of Bright Start for $9.3 million in cash and assumed approximately $2.0 million in debt. Bright Start operated 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico (see note 7 to the consolidated financial statements).

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

Cash flows from operating activities were $0.3 million during the 16 weeks ended October 21, 2000 as compared to cash flows used for operating activities of $0.9 million during the 16 weeks ended October 23, 1999. The $1.2 million increase in cash flows from operations was mainly due to an $8.8 million change in short-term sale leaseback construction funding, a $2.6 million non-cash adjustment for the change in accounting principle, a $1.4 million change in the insurance reserves and a $1.0 million increase in accrued interest; this was offset by a $6.3 million decrease in accounts payable, a $2.8 million reduction in other payables, a $1.9 million increase in net loss and a $1.3 million change in deferred taxes.

Cash flows used for investing activities were $1.7 million during the 16 weeks ended October 21, 2000 as compared to cash flows used of $2.8 million during the 16 weeks ended October 23, 1999. The $1.1 million decrease in cash flows used for investing activities was principally due to reduced capital expenditures of $11.6 million for new school development, $10.0 million for the Bright Start acquisition, and $1.7 million of maintenance expenditures, offset by a decrease of $22.2 million in proceeds from new school sale lease-backs.

Cash flows from financing activities were $0.6 million during the 16 weeks ended October 21, 2000 compared to cash flows from financing activities of $4.0 million during the 16 weeks ended October 23, 1999. The $3.4 million decrease in cash flows from financing activities was principally due to $4.2 million increase in restricted cash investments and a $2.1 million decrease in net borrowings offset by a $2.9 million decrease in bank overdrafts related to the timing of monthly expense payments. Restricted cash investments represents cash deposited in escrow accounts to be utilized for the expected claim payout under the Company's workers compensation insurance coverage.

The cost to open a new school ranges from $1.0 million to $1.5 million, of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the school may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process. In addition, the Company intends to explore other efficient real estate financing transactions in the future. As of October 21, 2000, the Company had $2.0 million invested in new school development in excess of amounts received from sale and leaseback transactions.

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

Total capital expenditures for the 16 weeks ended October 21, 2000 and October 23, 1999, exclusive of the Bright Start acquisition, were $1.9 million, and $15.2 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 16 weeks ended October 21, 2000 and October 23, 1999 were $1.9 million and $3.5 million, respectively.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 16 weeks ended October 21, 2000 and October 23, 1999 were $4.0 million, and $3.7 million, respectively.


INFLATION AND GENERAL ECONOMIC CONDITIONS

During the past three years (a period of low inflation), the Company implemented selective increases in tuition rates, based on geographic market conditions and class capacity utilization. During the 16 weeks ended October 21, 2000, the Company experienced inflationary pressures on average wage rates, as hourly rates increased approximately 8%. Management believes this is occurring industry wide and there is no assurance that such wage rate increases can be recovered through future increases in tuition. A sustained recession with high unemployment may have a material adverse effect on the Company's operations.


NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS 137 and
138), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new Standard became effective for the Company beginning in the first quarter of fiscal year 2001. The impact of adopting this Statement resulted in a net cumulative transition loss of $2.6 million ($1.6 million, net of taxes) which was recorded as a cumulative effect of change in accounting principle as of July 2, 2000.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which will be adopted by the Company during the fourth quarter of the Company's fiscal year 2001. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Current indebtedness consists of senior notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $38.0 million at October 21, 2000 and the Revolving Credit facility under the Credit Agreement providing for revolving loans in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $6.0 million. Borrowings under the senior notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1%, plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 3.25% for LIBOR loans and 2.25% for ABR loans. The senior notes will mature in May 2008 and the Credit Agreement will mature in May 2005. The term loan will amortize in an amount equal to $1.0 million per year in fiscal years 2001 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to a specified percentage of excess cash flow (as defined).

To reduce the impact of interest rate changes on the term loan, the Company entered into interest rate collar agreements during the second quarter of fiscal year 1999. The collar agreements cover the LIBOR interest rate portion of the term loan interest rate, effectively setting maximum and minimum interest rates of 9.5% and 7.9%.

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

There were no initial costs associated with either the swap or the interest rate collar agreements as the floor and ceiling cap rates were priced to offset each other. Any differential paid or received based on the swap/collar agreements are recognized as an adjustment to interest expense. As of October 21, 2000, the notional value of such derivatives was $183.0 million. As a result of adopting SFAS No. 133, the Company has recorded a charge related to these derivatives as a cumulative effect of a change in accounting principle in the Statement of Operations (see Note 9 to the consolidated financial statements).

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


                                              LPA HOLDING CORP.

Dated December 4, 2000                        /s/ Jeffrey J. Fletcher
                                              ----------------------------------
                                              By:  Jeffrey J. Fletcher

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


                                              LA PETITE ACADEMY, INC.

Dated December 4, 2000                        /s/ Jeffrey J. Fletcher
                                              ----------------------------------
                                              By:  Jeffrey J. Fletcher

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


                                              LPA SERVICES, INC.

Dated December 4, 2000                        /s/ Jeffrey J. Fletcher
                                              ----------------------------------
                                              By:  Jeffrey J. Fletcher

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


                                              BRIGHT START, INC.

Dated December 4, 2000                        /s/ Jeffrey J. Fletcher
                                              ----------------------------------
                                              By:  Jeffrey J. Fletcher

                                              Chief Financial Officer and duly
                                              authorized representative of the
                                              registrant