Form 10-Q
period 2001-01-13
LPA HOLDING CORP; LA PETITE ACADEMY INC; BRIGHT START INC; LPA SERVICES INC
filed 2001-02-26
CIK 1062774, 901116, 907357, 1062776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 13, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]


As of February 26, 2001, LPA Holding Corp. had outstanding 564,985 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of February 26, 2001, each of the additional registrants had the number of outstanding shares, which is shown on the following table.

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
                                                                               (par value, $.01 per share)

LPA HOLDING CORP.

INDEX
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
                                                                      PAGE
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):                            ----

    Consolidated Balance Sheets                                        4

    Consolidated Statements of Operations                              5

    Consolidated Statements of Cash Flows                              6

    Notes to Consolidated Financial Statements                        7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10-14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                 15


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             16


SIGNATURES                                                           17-20

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands of dollars, except share and per share data)
-------------------------------------------------------------------------------


ASSETS                                                             JANUARY 13,     JULY 1,
                                                                      2001           2000

Current assets:
  Cash and cash equivalents                                        $   3,746      $   4,008
  Restricted cash investments                                          4,364            837
  Receivables (net of allowance for doubtful
    accounts of $720 and $406, respectively)                           9,711          7,462
  Prepaid supplies and expenses                                       10,197         12,451
  Other current assets                                                 1,630          1,059
                                                                   ---------      ---------
    Total current assets                                              29,648         25,817

Property and equipment (net of accumulated
  depreciation of $61,352 and $54,842, respectively)                  56,743         56,433

Intangible assets (net of accumulated amortization of
  $18,053 and $16,533, respectively)                                  57,664         59,185
Other assets (net of accumulated amortization of $2,739
  and $2,141, respectively)                                            9,315          9,974
Deferred income taxes                                                 16,689         14,238
                                                                   ---------      ---------
                                                                   $ 170,059      $ 165,647
                                                                   =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Overdrafts due banks                                             $   4,582      $   4,756
  Accounts payable                                                     5,361          8,273
  Other current liabilities (Note 3)                                  34,687         33,577
                                                                   ---------      ---------
     Total current liabilities                                        44,630         46,606

Long-term debt and capital lease obligations (Note 4)                196,767        182,319
Other long-term liabilities                                           10,786         13,061
Series A 12% redeemable preferred stock ($.01 par value
  per share); 45,000 shares authorized, issued and
  outstanding at aggregate liquidation preference of
  $1,289.082 and $1,211.291, respectively                             51,305         47,314
Stockholders' deficit:
  Class A Common Stock ($.01 par value per share); 950,000
    shares authorized and 564,985 issued and outstanding                   6              6
  Class B Common stock ($.01 par value per share); 20,000
    shares authorized, issued and outstanding
  Common stock warrants                                                8,596          8,596
  Accumulated deficit                                               (142,031)      (132,255)
                                                                   ---------      ---------
     Total stockholders' deficit                                    (133,429)      (123,653)
                                                                   ---------      ---------
                                                                   $ 170,059      $ 165,647
                                                                   =========      =========

See notes to consolidated financial statements.

LPA HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands of dollars)
-------------------------------------------------------------------------------

                                                      12 WEEKS ENDED              28 WEEKS ENDED
                                                  ---------------------------------------------------
                                                 JANUARY 13,   JANUARY 15,   JANUARY 13,  JANUARY 15,
                                                    2001         2000           2001         2000
Revenues, net                                     $84,861       $80,260       $199,135     $188,794

Operating expenses:
  Salaries, wages and benefits                     48,028        46,114        113,039      106,224
  Facility lease expense                           10,213        10,914         23,902       24,955
  Depreciation and amortization                     3,564         3,769          8,362        8,887
  Provision for doubtful accounts                     999           593          1,887        1,420
  Other                                            20,179        19,955         48,298       46,970
                                                  -------       -------       --------     --------

    Total operating expenses                       82,983        81,345        195,488      188,456
                                                  -------       -------       --------     --------

Operating income (loss)                             1,878        (1,085)         3,647          338

Interest income                                        20            43             48           80
Interest expense                                   (2,846)       (4,707)       (10,022)     (10,943)
                                                  -------       -------       --------     --------

Loss before income taxes and cumulative
  effect of a change in accounting principle         (948)       (5,749)        (6,327)     (10,525)

Benefit for income taxes                             (130)       (2,103)        (2,106)      (3,764)
                                                  -------       -------       --------     --------

Loss before cumulative effect of a change
  in accounting principle                            (818)       (3,646)        (4,221)      (6,761)

Cumulative effect of a change in accounting
  principle, net of taxes of $1,069 (Note 8)                                    (1,565)
                                                  -------       -------       --------     --------

Net loss                                          $  (818)      $(3,646)      $ (5,786)    $ (6,761)
                                                  =======       =======       ========     ========



See notes to consolidated financial statements.

LPA HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)
-------------------------------------------------------------------------------

                                                                       28 WEEKS ENDED
                                                                  -------------------------
                                                                  JANUARY 13,   JANUARY 15,
                                                                     2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $ (5,786)     $  (6,761)
Adjustments to reconcile net loss to net cash used
 for operating activities
  Effect of accounting principle change                              2,634
  Depreciation and amortization                                      8,960          9,396
  Deferred income taxes                                             (3,040)        (3,764)
  Changes in assets and liabilities:
    Receivables                                                     (2,123)         1,205
    Prepaid supplies and expenses                                    2,254          2,787
    Accounts payable and other current liabilities                  (1,464)        (7,676)
    Other changes in assets and liabilities, net                    (4,772)        (2,009)
                                                                  --------      ---------
      Net cash used for operating activities                        (3,337)        (6,822)
                                                                  --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Bright Start, net of cash acquired                               (10,254)
  Capital expenditures                                              (7,257)       (16,868)
  Proceeds from sale of assets                                         186         23,113
                                                                  --------      ---------
      Net cash used for investing activities                        (7,071)        (4,009)
                                                                  --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt and capital lease obligations         (1,153)        (3,122)
  Net borrowings under the Revolving Credit Agreement               15,000          1,000
  Proceeds from issuance of preferred stock and warrants                           15,000
  Exercise of stock options                                                            89
  Reduction in bank overdrafts                                        (174)        (3,012)
  Decrease (increase) in restricted cash investments                (3,527)           378
                                                                  --------      ---------
      Net cash from financing activities                            10,146         10,333
                                                                  --------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (262)          (498)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     4,008          4,572
                                                                  --------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  3,746      $   4,074
                                                                  ========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amounts capitalized)                         $ 10,834      $   9,820
    Income taxes                                                       113             61
  Cash received during the period for:
    Interest                                                      $     54      $      79
    Income taxes                                                        19             45
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Capital lease obligations of $34 were incurred during
   the 28 weeks ended January 15, 2000 when the Company
   entered into leases for new computer equipment

See notes to consolidated financial statements.

LPA HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   GENERAL

     La Petite Academy, Inc. (La Petite), founded in 1968, is the largest privately held and one of the leading for-profit preschool educational facilities in the United States. La Petite Academy, Inc. provides center-based educational services and childcare to children between the ages of six weeks and 12 years.

     La Petite is owned by LPA Holding Corporation (Parent). On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company owned by an affiliate of J.P. Morgan Partners (JPMP), formerly Chase Capital Partners, and by an entity controlled by Robert E. King, a director of La Petite and Parent, entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). The Recapitalization was completed May 11, 1998.

     On December 15, 1999, LPA acquired an additional $15.0 million of Parent's redeemable preferred stock and received warrants to purchase an additional 3% of Parent's common stock on a fully-diluted basis. The $15.0 million proceeds received by Parent was contributed to La Petite as common equity. As a result of the recapitalization and additional purchase of preferred stock and warrants, LPA beneficially owns 81.3% of the common stock of Parent on a fully diluted basis and $45 million of redeemable preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King owns a majority of the voting interests of LPA.

     La Petite has two wholly-owned subsidiaries, LPA Services, Inc. (Services), a third party administrator for La Petite insurance claims, and Bright Start, Inc.("Bright Start"), an operator of preschools in various states. See Note 6 to these consolidated financial statements for additional information regarding the Bright Start acquisition.

     Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the Company.

2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of changes in accounting, reclassifications and normal recurring adjustments) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). The results for the interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended July 1, 2000.

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

     The Company utilizes a 52 or 53-week fiscal year ending on the first Saturday in July composed of 13 four-week periods. The first quarter contains four such periods or 16 weeks and each remaining quarter contain 3 periods or 12 weeks.

     Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

    At January 13, 2001, the Company operated a total of 749 schools, located in 35 states, and served approximately 82,000 children.

3.  OTHER CURRENT LIABILITIES (in thousands of dollars)

                                              JANUARY 13, 2001  JULY 1, 2000
                                              ----------------  ------------

     Current reserve for closed schools           $  3,218        $  3,268
     Current maturities of long-term debt
        and capital lease obligations                1,296           1,897
     Accrued salaries, wages and other
        payroll costs                               14,723          14,212
     Accrued insurance liabilities                   2,636           2,586
     Accrued property and sales taxes                2,699           3,490
     Accrued interest payable                        3,582           2,568
     Other current liabilities                       6,533           5,556
                                                  --------        --------
                                                  $ 34,687        $ 33,577
                                                  ========        ========

4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (in thousands of dollars)

                                              JANUARY 13, 2001  JULY 1, 2000
                                              ----------------  ------------

     Senior Notes, 10.0% due May 15, 2008         $145,000        $145,000
     Borrowings under credit agreement              52,750          38,250
     Capital lease obligations                         313             966
                                                  --------        --------
                                                   198,063         184,216
     Less current maturities of long-term
       debt and capital lease obligations           (1,296)         (1,897)
                                                  --------        --------
                                                  $196,767        $182,319
                                                  ========        ========

5.  COMMITMENTS AND CONTINGENCIES

    The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operation.

6.  ACQUISITIONS

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

7.  RESTRUCTURING CHARGE

    In the third quarter of fiscal year 2000, management committed to a plan to close certain Academies located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. Accordingly, the Company recorded a $7.5 million restructuring charge ($4.5 million after tax) to provide for costs associated with the Academy closures and restructuring of 49 Academies. The charge consisted principally of $5.9 million for the present value of rent, real estate taxes, common area maintenance charges and utilities, net of anticipated sublease income, and $1.1 million for the write-down of fixed assets to fair market value. At January 13, 2001, the Company had an accrual for the closing of these Academies of $5.0 million.

8.  NEW ACCOUNTING PRONOUNCEMENTS

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

    The Company maintains interest rate swap agreements with imbedded collars on the term loan for the purpose of managing exposure to interest rate fluctuations. Management has elected to record these derivatives at fair value in accordance with the provisions of SFAS No. 133. At January 13, 2001, assets and liabilities related to these agreements in the amounts of $0.1 million and $0.6 million, respectively, were recorded on the balance sheet as other long-term assets and other current liabilities. The change in fair value of these derivatives has been recorded as adjustments to interest rate expense of $2.3 million and $2.2 million for the 12 and 28 weeks ended January 13, 2001, respectively.

    On January 11, 2001, the Company entered into an agreement with the counterparty to terminate the interest rate swap on the Senior Notes. The termination agreement requires the Company to pay the counterparty $575,000 on February 28, 2001. Such amount has been recorded as a liability at January 13, 2001.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which will be adopted by the Company during the fourth quarter of the Company's fiscal year 2001. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
INTRODUCTION

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

The Company operated 749 and 792 schools at the end of the second quarter of fiscal year 2001 and for the same period of 2000, respectively. The net decrease of 43 schools is a result of 44 closures and one opening. The closures resulted from management's decision to close certain schools located in areas where the demographic conditions no longer supported an economically viable operation. New schools, as defined by the Company, are schools open less than two years at the start of the current fiscal year.

Full-time equivalent (FTE) attendance, as defined by the Company, is not a measure of the absolute number of students attending the Company's Academies, but rather is an approximation of the full-time equivalent number of students based on Company's estimates and weighted averages. For example, a student attending full-time is equivalent to one FTE, while a student attending only one-half of each day is equivalent to 0.5 FTE. The average weekly FTE tuition rate, as defined by the Company, is the tuition revenue divided by the FTE attendance for the respective period.

RESULTS OF OPERATIONS

The Company's operating results for the comparative 12 weeks were as follows:

                                                         12 WEEKS ENDED
                                     -------------------------------------------------------
                                      JANUARY    PERCENT    JANUARY    PERCENT      CHANGE
                                        13,        OF         15,        OF          AMOUNT
                                       2001      REVENUE     2000      REVENUE      INC(DEC)
                                     --------    -------    -------    -------      --------
Revenues, net                        $ 84,861     100.0%    $80,260      100.0%     $4,601

Operating expenses:
  Salaries, wages and benefits         48,028      56.6      46,114       57.5       1,914
  Facility lease expense               10,213      12.0      10,914       13.6        (701)
  Depreciation and amortization         3,564       4.2       3,769        4.7        (205)
  Provision for doubtful accounts         999       1.2         593        0.7         406
  Other                                20,179      23.8      19,955       24.9         224
                                     --------    ------     -------     ------      ------
    Total operating expenses           82,983      97.8      81,345      101.4       1,638
                                     --------    ------     -------     ------      ------

Operating income (loss)              $  1,878       2.2%    $(1,085)      -1.4%     $2,963
                                     --------    ------     -------     ------      ------

EBITDA (as defined)                  $  5,442       6.4%    $ 2,684        3.3%     $2,758
                                     ========    ======     =======     ======      ======


Operating revenue increased $4.6 million or 5.7% from the same period last year. This revenue increase is principally a result of a 15.2% increase in the average weekly FTE tuition rate offset by a decline in the FTE attendance of 7.9%. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place in September 2000 and January 2001 based on geographic market conditions and class capacity utilization; and a change in our Flex Day Plan where the Company started charging for holidays. The decrease in FTE attendance is due to a decline in FTE attendance at our established schools and the closed schools, offset by an increase at our new schools.

Salaries, wages, and benefits increased $1.9 million or 4.2% from the same period last year. As a percentage of revenue, labor costs declined to 56.6% from 57.5% the prior year. The $1.9 million increase in salaries, wages, and benefits includes incremental labor costs of $2.6 million at established schools, incremental labor costs of $0.7 million at new schools, increased field management and corporate administration labor costs of $0.6 million, increased costs for bonuses and benefits of $0.3 million, offset by reduced incremental labor costs of $2.2 million at closed schools. The increase in labor costs at established schools was mainly due to a 7.1% increase in average hourly wage rates and a 0.6% increase in labor hours compared to the prior year.

Facility lease expense decreased $0.7 million or 6.4% from the same period last year. This decrease was principally due to the closings that occurred in late fiscal year 2000, offset by slightly increased lease expense on lease renewals.

Depreciation and amortization decreased $0.2 million from the same period last year. This decrease was mainly due to the closings that occurred in late fiscal year 2000.

Provision for doubtful accounts increased $0.4 million from the same period last year. This increase is a result of increasing revenue and higher write-offs.

Other operating expenses increased $0.2 million or 1.1% from the same period last year. Other operating costs include repairs and maintenance, utilities, telephone, insurance, marketing, real estate taxes, food, supplies, transportation, pre-opening costs and miscellaneous. As a percentage of revenue, other operating costs decreased to 23.8% from 24.9% the prior year.

As a result of the foregoing, the Company had operating income of $1.9 million compared to an operating loss of $1.1 million in the prior year. EBITDA is defined as net income before non-cash restructuring charges, extraordinary items, net interest costs, income taxes, depreciation and amortization. EBITDA was $5.4 million as compared to $2.7 million in the prior year. The increase in operating income and EBITDA is principally due to higher revenues offset by increased labor costs. EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operating activities and other consolidated income or cash flow statement data prepared in accordance with the accounting principles generally accepted in the United States of America or as a measure of the Company's profitability or liquidity. EBITDA may not be comparable to similarly titled measures used by other companies.

Net interest expense decreased $1.8 million from the same period last year. The decrease was principally due to a $2.3 million mark-to-market adjustment for derivative instruments, offset by increased borrowings on the revolver and interest incurred on the closed reserves.

After adding back to pre-tax income permanent differences, the effective income tax rate was approximately 41% in both years.

The Company's operating results for the comparative 28 weeks were as follows:

                                                               28 WEEKS ENDED
                                         ----------------------------------------------------------
                                          JANUARY      PERCENT     JANUARY      PERCENT     CHANGE
                                            13,          OF          15,          OF        AMOUNT
                                           2001        REVENUE      2000        REVENUE     INC(DEC)
                                         --------      -------     -------      -------     -------
Revenues, net                            $199,135       100.0%     $188,794      100.0%     $10,341

Operating expenses:
  Salaries, wages and benefits            113,039        56.8       106,224       56.3        6,815
  Facility lease expense                   23,902        12.0        24,955       13.2       (1,053)
  Depreciation and amortization             8,362         4.2         8,887        4.7         (525)
  Provision for doubtful accounts           1,887         0.9         1,420        0.8          467
  Other                                    48,298        24.3        46,970       24.9        1,328
                                         --------       -----      --------      -----      -------
    Total operating expenses              195,488        98.2       188,456       99.8        7,032
                                         --------       -----      --------      -----      -------

Operating income                         $  3,647         1.8%     $    338        0.2%     $ 3,309
                                         ========       =====      ========      =====      =======

EBITDA (as defined)                      $ 12,009         6.0%     $  9,225        4.9%     $ 2,784
                                         ========       =====      ========      =====      =======


Operating revenue increased $10.3 million or 5.5% from the same period last year. This revenue increase is principally a result of a 12.1% increase in the average weekly FTE tuition rate offset by a decline in the FTE attendance of 5.8%. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place in February 2000, September 2000 and January 2001 based on geographic market conditions and class capacity utilization; and a change in our Flex Day Plan where the Company started charging for holidays. The decrease in FTE attendance is principally due to a decline in FTE attendance at our established schools and the closed schools, offset by an increase at our new schools.

Salaries, wages, and benefits increased $6.8 million or 6.4% from the same period last year. As a percentage of revenue, labor costs increased to 56.8% as compared to 56.3% the prior year. The $6.8 million increase in salaries, wages, and benefits includes incremental labor costs of $7.8 million at established schools, incremental labor costs of $2.0 million at new schools, increased field management and corporate administration labor costs of $0.9 million, increased costs for bonuses and benefits of $1.3 million, offset by reduced incremental labor costs of $5.2 million at closed schools. The increase in labor costs at established schools was mainly due to a 7.4% increase in average hourly wage rates and a 1.8% increase in labor hours compared to the prior year.

Facility lease expense decreased $1.1 million or 4.2% from the same period last year. This decrease was principally due to the closings that occurred in late fiscal year 2000, offset by slightly increased lease expense on lease renewals.

Depreciation and amortization decreased $0.5 million from the same period last year. This decrease was mainly due to the closings that occurred in late fiscal year 2000.

Provision for doubtful accounts increased $0.5 million from the same period last year. This increase is a result of increasing revenue and higher write-offs.

Other operating expenses increased $1.3 million or 2.8% from the same period last year. This increase was primarily due to a non-recurring credit to prior year expense including a $1.1 million actuarial insurance reserve adjustment based on favorable claims experience and a $0.9 million gain on vehicle asset sales. In addition there were increased current year repairs and maintenance and miscellaneous costs offset by reduced current year supplies and pre-opening costs. Other operating costs include repairs and maintenance, utilities, telephone, insurance, marketing, real estate taxes, food, supplies, transportation, pre-opening costs and miscellaneous. As a percentage of revenue, other operating costs decreased to 24.3% from 24.9% the prior year.

As a result of the foregoing, the Company had operating income of $3.6 million compared to $0.3 million in the prior year. EBITDA is defined as net income before non-cash restructuring charges, extraordinary items, net interest costs, income taxes, depreciation and amortization. EBITDA was $12.0 million as compared to $9.2 million in the prior year. The increase in operating income and EBITDA is principally due to higher revenues offset by increased labor costs. EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operating activities and other consolidated income or cash flow statement data prepared in accordance with the accounting principles generally accepted in the United State of America or as a measure of the Company's profitability or liquidity. EBITDA may not be comparable to similarly titled measures used by other companies.

Net interest expense decreased $0.9 million from the same period last year. The decrease was principally due to a $2.2 million mark-to-market adjustment for derivative instruments, offset by increased higher interest rates early in this fiscal year and interest incurred on the closed reserves.

After adding back to pre-tax income permanent differences, the effective income tax rate was approximately 42% as compared to 41% the prior year.

The cumulative effect of a change in accounting principles is a result of adopting SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". (See Note 8 to the consolidated financial statements).


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

Parent and La Petite have entered into the Credit Agreement, as amended, consisting of the $40 million Term Loan Facility and the $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility in connection with the Recapitalization. The Credit Agreement will terminate on May 11, 2005. The term loan amortizes in an amount equal to $1.0 million per year in fiscal years 2001 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On January 13, 2001, there was $37.8 million outstanding on the term loan, and $15.0 million outstanding on the Revolving Credit Facility. In addition, La Petite had outstanding letters of credit in an aggregate amount equal to $4.0 million, and $6.0 million was available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, senior notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness or pay cash dividends or certain other restricted payments. As of January 13, 2001, the Company was in compliance with the foregoing covenants.

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

Cash flows used for operating activities were $3.3 million during the 28 weeks ended January 13, 2001 as compared to cash flows used for operating activities of $6.8 million during the same period in fiscal year 2000. The $3.5 million increase in operating cash flow is principally due to a $5.7 million change in short-term sale leaseback construction funding, a $1.0 million decrease in net loss, offset by a $1.5 million increase in accounts receivable and a $1.8 million reduction in accounts payable and other current liabilities.

Cash flows used for investing activities were $7.1 million during the 28 weeks ended January 13, 2001 as compared to cash flows used of $4.0 million during the 28 weeks ended January 15, 2000. The $3.1 million increase in cash flows used for investing activities was principally due a decrease of $23.0 million in proceeds from new school sale lease-backs, an increase of $2.8 million of maintenance capital expenditures, offset by reduced capital expenditures of $12.4 million for new school development and the $10.3 million net payment for the Bright Start acquisition in the prior year.

Cash flows from financing activities were $10.1 million during the 28 weeks ended January 13, 2001 compared to cash flows from financing activities of $10.3 million during the same period of fiscal year 2000. The $0.2 million decrease in cash flows from financing activities was principally due to the issuance of $15.0 million of additional preferred stock in the prior year, a $3.9 million increase in restricted cash investments offset by a $14.0 million increase in borrowings on the revolver, a $1.9 million reduction in long term debt and capital lease obligations and a $2.8 million decrease in bank overdrafts related to the timing of monthly expense payments. Restricted cash investments represents cash deposited in escrow accounts to be utilized for the expected claim payout under the Company's workers compensation insurance coverage.

The cost to open a new school ranges from $1.0 million to $1.5 million, of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the school may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process. The Company intends to explore other efficient real estate financing transactions in the future as needed. As of January 13, 2001, the Company had $2.0 million invested in new school development in excess of amounts received from sale and leaseback transactions.

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

Total capital expenditures for the 28 weeks ended January 13, 2001 and January 15, 2000, exclusive of the Bright Start acquisition, were $7.3 million, and $16.9 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 28 weeks ended January 13, 2001 and January 15, 2000 were $7.2 million and $4.4 million, respectively.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 28 weeks ended January 13, 2001 and January 15, 2000, were $6.6 million, and $6.2 million, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Current indebtedness consists of senior notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $37.8 million and the Revolving Credit facility under the Credit Agreement providing for revolving loans in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $19.0 million at January 13, 2001.

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

To reduce interest expense on the $145 million senior notes, the Company entered into an interest rate swap transaction with an imbedded collar during the third quarter of fiscal year 1999. The effect of this transaction is that the fixed rate debt was exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The imbedded collar covers the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates of 10.9% and 9.2%. On January 11, 2001, the Company entered into an agreement with the counterparty to terminate the interest rate swap on the Senior Notes. The termination agreement requires the Company to pay the counterparty $575,000 on February 28, 2001. Such amount has been recorded as a liability at January 13, 2001.

There were no initial costs associated with either the swap or the interest rate collar agreements as the floor and ceiling cap rates were priced to offset each other. Any differential paid or received based on the swap/collar agreements are recognized as an adjustment to interest expense. As of January 13, 2001, the notional value of such derivatives was $37.8 million. A 1% change in an applicable index rate, after giving effect to the interest rate collars and swap agreement, would have no impact on annual earnings as a result of the Company currently paying the maximum rates in the agreements. As a result of adopting SFAS No. 133, the Company has recorded a charge related to these derivatives as a cumulative effect of a change in accounting principle in the Statement of Operations (see Note 8 to the consolidated financial statements).

The Company maintains interest rate swap agreements with imbedded collars on the term loan for the purpose of managing exposure to interest rate fluctuations. Management has elected to record these derivatives at fair value in accordance with the provisions of SFAS No. 133. At January 13, 2001, assets and liabilities related to these agreements in the amounts of $0.1 million and $0.6 million, respectively, were recorded on the balance sheet as other long-term assets and other current liabilities. The change in fair value of these derivatives has been recorded as adjustments to interest rate expense of $2.3 million and $2.2 million for the 12 and 28 weeks ended January 13, 2001, respectively.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.  Exhibits required by Item 601 of Regulation S-K:

     1.  Exhibit 27 - Financial Data Schedule

b.   Reports on Form 8-K:

     None

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LPA HOLDING CORP.

Dated February 26, 2001               /s/ Jeffrey J. Fletcher
                                    --------------------------------------
                                    By:  Jeffrey J. Fletcher

                                    Chief Financial Officer and duly authorized representative of the registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LA PETITE ACADEMY, INC.

Dated February 26, 2001               /s/ Jeffrey J. Fletcher
                                    --------------------------------------
                                    By:  Jeffrey J. Fletcher

                                    Chief Financial Officer and duly authorized representative of the registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LPA SERVICES, INC.

Dated February 26, 2001               /s/ Jeffrey J. Fletcher
                                    --------------------------------------
                                    By:  Jeffrey J. Fletcher

                                    Chief Financial Officer and duly authorized representative of the registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BRIGHT START, INC.

Dated February 26, 2001               /s/ Jeffrey J. Fletcher
                                    --------------------------------------
                                    By:  Jeffrey J. Fletcher

                                    Chief Financial Officer and duly authorized representative of the registrant