Form 10-Q
period 2001-04-07
LPA HOLDING CORP; LA PETITE ACADEMY INC; BRIGHT START INC; LPA SERVICES INC
filed 2001-05-21
CIK 1062774, 901116, 907357, 1062776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 7, 2001

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


As of May 21, 2001, LPA Holding Corp. had outstanding 564,985 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of May 21, 2001, each of the additional registrants had the number of outstanding shares, which is shown on the following table.

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

LPA HOLDING CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands of dollars, except share and per share data)
--------------------------------------------------------------------------------

ASSETS                                                                             April 7,        July 1,
                                                                                     2001            2000
Current assets:
  Cash and cash equivalents                                                      $   4,359       $   4,008
  Restricted cash investments                                                        3,926             837
  Receivables (net of allowance for doubtful accounts of  $917 and
    $406, respectively)                                                             11,579           7,462
  Prepaid supplies and expenses                                                     13,327          12,451
  Other current assets                                                               1,184           1,059
                                                                                 ---------       ---------
    Total current assets                                                            34,375          25,817

Property and equipment (net of accumulated depreciation of $63,599
  and $54,842, respectively)                                                        53,276          56,433
Intangible assets (net of accumulated amortization of  $18,705 and
  $16,533, respectively)                                                            57,013          59,185
Other assets  (net of accumulated amortization of $3,053 and $2,141,
   respectively)                                                                     9,061           9,974
Deferred income taxes                                                               15,965          14,238
                                                                                 ---------       ---------
                                                                                 $ 169,690       $ 165,647
                                                                                 =========       =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Overdrafts due banks                                                           $   5,945       $   4,756
  Accounts payable                                                                   4,905           8,273
  Other current liabilities (Note 3)                                                35,965          33,577
                                                                                 ---------       ---------
     Total current liabilities                                                      46,815          46,606

Long-term debt and capital lease obligations (Note 4)                              194,532         182,319
Other long-term liabilities                                                          9,403          13,061
Series A 12% redeemable preferred stock ($.01 par value per share);
  45,000 shares authorized, issued and outstanding at aggregate liquidation
  preference of $1,324.823 and $1,211.291, respectively                             53,123          47,314
Stockholders' deficit:
  Class A Common Stock ($.01 par value per share); 950,000
    shares authorized and 564,985 issued and outstanding                                 6               6
  Class B Common stock ($.01 par value per share); 20,000
    shares authorized, issued and outstanding
  Common  stock warrants                                                             8,596           8,596
  Accumulated deficit                                                             (142,785)       (132,255)
                                                                                 ---------       ---------
     Total stockholders' deficit                                                  (134,183)       (123,653)
                                                                                 ---------       ---------
                                                                                 $ 169,690       $ 165,647
                                                                                 =========       =========


See notes to consolidated financial statements

LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands of dollars)
--------------------------------------------------------------------------------

                                                              12 Weeks Ended                 40 Weeks Ended
                                                        -------------------------       ------------------------
                                                          April 7,      April 8,        April 7,        April 8,
                                                            2001          2000            2001             2000
Revenues, net                                           $  93,109       $  92,346       $ 292,244       $ 281,140

Operating expenses:
  Salaries, wages and benefits                             50,419          49,478         163,458         155,702
  Facility lease expense                                   10,429          11,125          34,331          36,080
  Depreciation and amortization                             3,436           3,727          11,798          12,614
  Restructuring charge  (Note 7)                                            7,500                           7,500
  Provision for doubtful accounts                           1,451             634           3,338           2,054
  Other                                                    19,736          19,674          68,034          66,644
                                                        ---------       ---------       ---------       ---------
    Total operating expenses                               85,471          92,138         280,959         280,594
                                                        ---------       ---------       ---------       ---------

Operating income                                            7,638             208          11,285             546

Interest income                                                17              35              65             115
Interest expense                                           (5,444)         (4,976)        (15,466)        (15,919)
                                                        ---------       ---------       ---------       ---------

Income (loss) before income taxes and cumulative
  effect of a change in accounting principle                2,211          (4,733)         (4,116)        (15,258)

Provision (benefit) for income taxes                        1,146          (1,715)           (960)         (5,479)
                                                        ---------       ---------       ---------       ---------

Income (loss) before cumulative effect of a change
  in accounting principle                                   1,065          (3,018)         (3,156)         (9,779)

Cumulative effect of a change in accounting
  principle, net of taxes of $1,069 (Note 8)                                               (1,565)
                                                        ---------       ---------       ---------       ---------
Net income (loss)                                       $   1,065       $  (3,018)      $  (4,721)      $  (9,779)
                                                        ---------       ---------       ---------       ---------


See notes to consolidated financial statements.

LPA HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)
--------------------------------------------------------------------------------

                                                                                   40 Weeks Ended
                                                                              ------------------------
                                                                               April 7,      April 8,
                                                                                 2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $ (4,721)      $ (9,779)
Adjustments to reconcile net loss to net cash from operating activities:
  Effect of accounting principle change                                          2,634
  Restructuring charge                                                                          7,500
  Depreciation and amortization                                                 12,653         13,382
  Deferred income taxes                                                         (1,895)        (5,479)
  Changes in assets and liabilities:
    Receivables                                                                 (3,991)           270
    Prepaid supplies and expenses                                                 (876)         2,538
    Accounts payable and other current liabilities                                (910)        (6,183)
    Other changes in assets and liabilities, net                                (5,333)          (553)
                                                                              --------       --------
      Net cash provided by (used for) operating activities                      (2,439)         1,696
                                                                              --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Bright Start, net of cash acquired                                           (10,296)
  Capital expenditures                                                          (6,913)       (18,423)
  Proceeds from sale of assets                                                     179         23,146
                                                                              --------       --------
      Net cash used for investing activities                                    (6,734)        (5,573)
                                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt and capital lease obligations                     (1,576)        (7,686)
  Net borrowings under the Revolving Credit Agreement                           13,000
  Proceeds from issuance of preferred stock and warrants                                       15,000
  Deferred financing costs and stock offering expenses                                           (209)
  Exercise of stock options                                                                        89
  Increase (reduction) in bank overdrafts                                        1,189         (2,470)
  Decrease (increase) in restricted cash investments                            (3,089)           212
                                                                              --------       --------
      Net cash provided by financing activities                                  9,524          4,936
                                                                              --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          351          1,059
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 4,008          4,572
                                                                              --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  4,359       $  5,631
                                                                              --------       --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amounts capitalized)                                     $ 11,646       $ 10,915
    Income taxes                                                                   137             81
  Cash received during the period for:
    Interest                                                                  $     72       $     74
    Income taxes                                                                    43             87


See notes to consolidated financial statements.

LPA HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.  GENERAL

    La Petite Academy, Inc. (La Petite), founded in 1968, is the largest privately held and one of the leading for-profit preschool educational providers in the United States. La Petite Academy, Inc. provides center-based educational services and childcare to children between the ages of six weeks and 12 years.

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

    At April 7, 2001, the Company operated a total of 744 schools, located in 35 states, and served approximately 82,000 children.

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

    The Company utilizes a 52 or 53-week fiscal year ending on the Saturday closest to June 30 and is composed of 13 four-week periods. The first quarter contains four such periods or 16 weeks and each remaining quarter contains 3 periods or 12 weeks.

    Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

3.  OTHER CURRENT LIABILITIES (in thousands of dollars)

                                                                                       April 7, 2001    July 1, 2000
                                                                                       -------------    ------------
Current reserve for closed schools                                                        $ 3,135         $ 3,268
Current maturities of long-term debt and capital lease
   obligations                                                                              1,107           1,897
Accrued salaries, wages and other payroll costs                                            15,772          14,212
Accrued insurance liabilities                                                               2,150           2,586
Accrued property and sales taxes                                                            2,559           3,490
Accrued interest payable                                                                    7,468           2,568
Other current liabilities                                                                   3,774           5,556
                                                                                          -------         -------
                                                                                          $35,965         $33,577
                                                                                          -------         -------

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (in thousands of dollars)

                                                                                        April 7, 2001      July 1, 2000
                                                                                        -------------      ------------
Senior Notes, 10.0% due May 15, 2008                                                      $ 145,000          $ 145,000
Borrowings under credit agreement                                                            50,500             38,250
Capital lease obligations                                                                       139                966
                                                                                          ---------          ---------
                                                                                            195,639            184,216
Less current maturities of long-term debt and capital lease
  obligations                                                                                (1,107)            (1,897)
                                                                                          ---------          ---------
                                                                                          $ 194,532          $ 182,319
                                                                                          ---------          ---------

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

7.  RESTRUCTURING CHARGE

    In the third quarter of fiscal year 2000, management committed to a plan to close certain Academies located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. Accordingly, the Company recorded a $7.5 million restructuring charge ($4.5 million after tax) to provide for costs associated with the Academy closures and restructuring of 49 Academies. The charge consisted principally of $5.9 million for the present value of rent, real estate taxes, common area maintenance charges and utilities, net of anticipated sublease income, and $1.1 million for the write-down of fixed assets to fair market value. At April 7, 2001, the Company had an accrual for the closing of these Academies of $4.2 million.

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

    The Company maintains an interest rate swap agreement with an imbedded collar with respect to the term loan for the purpose of managing exposure to interest rate fluctuations. Management has elected to record this derivative instrument at fair value in accordance with the provisions of SFAS No. 133. At April 7, 2001, liabilities related to this agreement in the amount of $0.1 million were recorded on the balance sheet as other long-term liabilities. The change in fair value of this derivative and, prior to its termination on January 11, 2001, the change in fair value of a derivative instrument relating to the Company's Senior Notes was recorded as adjustments to interest expense of $0.3 million and $1.9 million for the 12 and 40 weeks ended April 7, 2001, respectively.

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

The Company operated 744 and 791 schools at the end of the third quarter of fiscal year 2001 and for the same period of 2000, respectively. The net decrease of 47 schools is a result of 48 closures and one opening. The closures resulted from management's decision to close certain schools located in areas where the demographic conditions no longer supported an economically viable operation. New schools, as defined by the Company, are schools open less than two years at the start of the current fiscal year.

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

RESULTS OF OPERATIONS

The Company's operating results for the comparative 12 weeks were as follows (in thousands of dollars):

                                                             12 Weeks Ended
                                       -------------------------------------------------------------
                                         April       Percent      April         Percent      Change
                                           7,          of           8,            of         Amount
                                         2001        Revenue       2000         Revenue     Inc(Dec)
                                       --------      -------     --------       -------     --------
Revenues, net                          $ 93,109        100.0%    $ 92,346         100.0%    $    763

Operating expenses:
  Salaries, wages and benefits           50,419         54.2       49,478          53.6          941
  Facility lease expense                 10,429         11.2       11,125          12.1         (696)
  Depreciation and amortization           3,436          3.7        3,727           4.0         (291)
  Restructuring charge                                              7,500           8.1       (7,500)
  Provision for doubtful accounts         1,451          1.5          634           0.7          817
  Other                                  19,736         21.2       19,674          21.3           62
                                       --------      -------     --------       -------     --------
    Total operating expenses             85,471         91.8       92,138          99.8       (6,667)
                                       --------      -------     --------       -------     --------
Operating income                       $  7,638          8.2%    $    208           0.2%    $  7,430
                                       --------      -------     --------       -------     --------
EBITDA (as defined)                    $ 11,074         11.9%    $ 11,435          12.4%    $   (361)
                                       ========      =======     ========       =======     ========

Operating revenue increased $0.8 million or 0.8% from the same period last year. This revenue increase is a result of a $2.4 million increase at established academies, a $1.7 million increase at new academies, offset by a reduction in revenue from closed academies of $3.3 million. The revenue increase at established academies is principally due to a 6.6% increase in the average weekly FTE tuition rate offset by a decline in the FTE attendance of 3.4%. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place in September 2000 and January 2001 based on geographic market conditions and class capacity utilization.

Salaries, wages, and benefits increased $0.9 million or 1.9% from the same period last year. As a percentage of revenue, labor costs increased to 54.2% from 53.6% in the prior year. The $0.9 million increase in salaries, wages, and benefits includes incremental labor costs of $2.1 million at established academies, incremental labor costs of $0.6 million at new academies, increased field management and corporate administration labor costs of $0.4 million, increased costs for bonuses and benefits of $0.4 million, offset by reduced incremental labor costs of $2.6 million at closed academies. The increase in labor costs at established schools was mainly due to a 8.3% increase in average hourly wage rates offset by a 1.8% decline in labor hours compared to the prior year.

Facility lease expense decreased $0.7 million or 6.3% from the same period last year. This decrease was principally due to the closings that occurred in late fiscal year 2000, offset by slightly increased lease expense on lease renewals.

Depreciation and amortization decreased $0.3 million from the same period last year. This decrease was mainly due to the closings that occurred in late fiscal year 2000.

A restructuring charge was recorded in the prior year for $7.5 million to provide for costs associated with the Academy closures approved by the Board due to demographic conditions which no longer support an economically viable operation. (See Note 7 to the consolidated financial statements).

Provision for doubtful accounts increased $0.8 million from the same period last year. This increase is a result of increasing revenue, higher write-offs, and an increase in the reserve of $0.2 million.

Other operating expenses increased $0.1 million or 0.3% from the same period last year. Repairs and maintenance, utilities and phone, marketing and miscellaneous costs increased while insurance, food, auto, and supplies decreased. As a percentage of revenue, other operating costs decreased to 21.2% from 21.3% the prior year.

As a result of the foregoing, the Company had operating income of $7.6 million compared to $0.2 million in the prior year. The $7.4 million increase in operating income is principally due to the restructuring charge that occurred in the prior year. EBITDA is defined as net income before non-cash restructuring charges, extraordinary items, net interest costs, income taxes, depreciation and amortization. EBITDA was $11.1 million as compared to $11.4 million in the prior year. The decrease in EBITDA is principally due to increased labor and provision for doubtful accounts costs offset by higher revenues and reduced facility lease expense. EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operating activities and other consolidated income or cash flow statement data prepared in accordance with the accounting principles generally accepted in the United States of America or as a measure of the Company's profitability or liquidity. EBITDA may not be comparable to similarly titled measures used by other companies.

Net interest expense increased $0.5 million from the same period last year. The increase was principally due to a $0.3 million mark-to-market adjustment for derivative instruments, increased borrowings on the revolver and interest incurred on the closed reserves.

After adding back to pre-tax income permanent differences, the effective income tax rate was approximately 41% in both years.

The Company's operating results for the comparative 40 weeks were as follows (in thousands of dollars):

                                                              40 Weeks Ended
                                       ----------------------------------------------------------------
                                          April       Percent      April           Percent     Change
                                            7,           of          8,              of        Amount
                                          2001        Revenue       2000           Revenue     Inc(Dec)
                                       ---------      -------     ---------        -------    ---------
Revenues, net                          $ 292,244        100.0%    $ 281,140         100.0%    $  11,104

Operating expenses:
  Salaries, wages and benefits           163,458         55.9       155,702          55.4         7,756
  Facility lease expense                  34,331         11.8        36,080          12.8        (1,749)
  Depreciation and amortization           11,798          4.0        12,614           4.5          (816)
  Restructuring charge                                                7,500           2.7        (7,500)
  Provision for doubtful accounts          3,338          1.1         2,054           0.7         1,284
  Other                                   68,034         23.3        66,644          23.7         1,390
                                       ---------      -------     ---------       -------     ---------
    Total operating expenses             280,959         96.1       280,594          99.8           365
                                       ---------      -------     ---------       -------     ---------
Operating income                       $  11,285          3.9%    $     546           0.2%    $  10,739
                                       ---------      -------     ---------       -------     ---------
EBITDA (as defined)                    $  23,083          7.9%    $  20,660           7.3%    $   2,423
                                       =========      =======     =========       =======     =========

Operating revenue increased $11.1 million or 3.9% from the same period last year. This revenue increase is due to a $14.9 million increase at established academies, a $6.5 million increase at new academies, offset by a reduction in revenue from closed academies of $10.3 million. The increase in revenue at established academies is principally a result of a 9.7% increase in the average weekly FTE tuition rate offset by a decline in the FTE attendance of 3.6%. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place in February 2000, September 2000 and January 2001 based on geographic market conditions and class capacity utilization; and a change in our Flex Day Plan.

Salaries, wages, and benefits increased $7.8 million or 5.0% from the same period last year. As a percentage of revenue, labor costs increased to 55.9% as compared to 55.4% the prior year. The $7.8 million increase in salaries, wages, and benefits includes incremental labor costs of $9.9 million at established schools, incremental labor costs of $2.7 million at new schools, increased field management and corporate administration labor costs of $1.4 million, increased costs for bonuses and benefits of $1.6 million, offset by reduced incremental labor costs of $7.8 million at closed schools. The increase in labor costs at established schools was mainly due to a 8.8% increase in average hourly wage rates, offset by a 0.4% decrease in labor hours compared to the prior year.

Facility lease expense decreased $1.7 million or 4.8% from the same period last year. This decrease was principally due to the closings that occurred in late fiscal year 2000, offset by slightly increased lease expense on lease renewals.

Depreciation and amortization decreased $0.8 million from the same period last year. This decrease was mainly due to the closings that occurred in late fiscal year 2000.

A restructuring charge was recorded in the prior year for $7.5 million to provide for costs associated with the Academy closures approved by the Board due to demographic conditions which no longer support an economically viable operation. (See Note 7 to the consolidated financial statements).

Provision for doubtful accounts increased $1.3 million from the same period last year. This increase is a result of increasing revenue, higher write-offs, and an increase in the reserve of $0.5 million.

Other operating expenses increased $1.4 million or 2.1% from the same period last year. This increase was primarily due to a non-recurring credit to prior year expense including a $1.1 million actuarial insurance reserve adjustment based on favorable claims experience, and a $1.3 million gain on vehicle asset sales. In addition there were increased current year repairs and maintenance, utilities and phone and miscellaneous costs offset by reduced current year supplies, auto leases, real estate taxes and pre-opening costs. As a percentage of revenue, other operating costs decreased to 23.3% from 23.7% the prior year.

As a result of the foregoing, the Company had operating income of $11.3 million compared to $0.5 million in the prior year. The increase in operating income is principally due to the restructuring charge that occurred in the prior year and higher revenue offset by increased labor costs. EBITDA is defined as net income before non-cash restructuring charges, extraordinary items, net interest costs, income taxes, depreciation and amortization. EBITDA was $23.1 million as compared to $20.7 million in the prior year. The increase in EBITDA is principally due to higher revenues offset by increased labor costs. EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operating activities and other consolidated income or cash flow statement data prepared in accordance with the accounting principles generally accepted in the United State of America or as a measure of the Company's profitability or liquidity. EBITDA may not be comparable to similarly titled measures used by other companies.

Net interest expense decreased $0.4 million from the same period last year. The decrease was principally due to a $1.9 million mark-to-market adjustment for derivative instruments, offset by increased higher interest rates early in this fiscal year and interest incurred on the closed reserves.

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

Parent and La Petite have entered into the Credit Agreement, as amended, consisting of the $40 million Term Loan Facility and the $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility in connection with the Recapitalization. The Credit Agreement will terminate on May 11, 2005. The term loan amortizes in an amount equal to $1.0 million per year in fiscal years 2001 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On April 7, 2001, there was $37.5 million outstanding on the term loan, and $13.0 million outstanding on the Revolving Credit Facility. In addition, La Petite had outstanding letters of credit in an aggregate amount equal to $5.6 million, and $6.4 million was available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, senior notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness or pay cash dividends or certain other restricted payments. As of April 7, 2001, the Company was in compliance with the foregoing covenants.

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

Cash flows used for operating activities were $2.4 million during the 40 weeks ended April 7, 2001 as compared to cash flows from operating activities of $1.7 million during the same period in fiscal year 2000. The $4.1 million decrease in operating cash flow is principally due a $7.7 million increase in accounts receivable and prepaid supplies and expense, a $5.3 million reduction in accounts payable and other current liabilities, offset by a $5.7 million change in short-term leaseback construction funding and a $3.6 increase in deferred income taxes.

Cash flows used for investing activities were $6.7 million during the 40 weeks ended April 7, 2001, as compared to cash flows used of $5.6 million during the 40 weeks ended April 8, 2000. The $1.1 million increase in cash flows used for investing activities was principally due to a decrease of $23.0 million in proceeds from new school sale lease-backs and miscellaneous asset sales; an increase of $0.8 million of maintenance capital expenditures, offset by reduced capital expenditures of $12.4 million for new school development and the $10.3 million net payment for the Bright Start acquisition in the prior year.

Cash flows from financing activities were $9.5 million during the 40 weeks ended April 7, 2001, compared to cash flows from financing activities of $4.9 million during the same period of fiscal year 2000. The $4.6 million increase in cash flows from financing activities was principally due to a $13.0 million increase in borrowings on the revolver, $6.1 million reduction in payments on the revolver and capital lease obligations and a $3.7 million decrease in bank overdrafts related to the timing of monthly expense payments, offset by the issuance of $15.0 million of additional preferred stock in the prior year, and a $3.3 million increase in restricted cash investments. Restricted cash investments represents cash deposited in escrow accounts to be utilized for the expected claim payout under the Company's workers compensation insurance coverage.

The cost to open a new school ranges from $1.0 million to $1.5 million, of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the school may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process. The Company intends to explore other efficient real estate financing transactions in the future as needed. As of April 7, 2001, the Company had $2.1 million invested in new school development in excess of amounts received from sale and leaseback transactions.

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

Total capital expenditures for the 40 weeks ended April 7, 2001 and April 8, 2000, exclusive of the Bright Start acquisition, were $6.9 million, and $18.4 million, respectively. The decrease in total capital expenditures is a result of decreased spending on the development of new schools. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 40 weeks ended April 7, 2001 and April 8, 2000 were $6.8 million and $6.0 million, respectively.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 40 weeks ended April 7, 2001 and April 8, 2000, were $9.7 million, and $8.8 million, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Current indebtedness consists of senior notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $37.5 million and the Revolving Credit facility under the Credit Agreement providing for revolving loans in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $18.6 million at April 7, 2001.

Borrowings under the senior notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus -1/2 of 1%, plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 3.25% for LIBOR loans and 2.25% for ABR loans. The senior notes will mature in May 2008 and the Credit Agreement will mature in May 2005. The term loan will amortize in an amount equal to $1.0 million per year in fiscal years 2001 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to a specified percentage of excess cash flow (as defined).

To reduce the impact of interest rate changes on the term loan, the Company entered into interest rate collar agreements during the second quarter of fiscal year 1999. The collar agreements cover the LIBOR interest rate portion of the term loan, effectively setting maximum and minimum interest rates of 9.5% and 7.9%.

To reduce interest expense on the $145 million senior notes, the Company entered into an interest rate swap transaction with an imbedded collar during the third quarter of fiscal year 1999. The effect of this transaction is that the fixed rate debt was exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The imbedded collar covers the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates of 10.9% and 9.2%. On January 11, 2001, the Company entered into an agreement with the counterparty to terminate the interest rate swap on the Senior Notes. The termination agreement required the Company to pay the counterparty $575,000 on February 28, 2001.

There were no initial costs associated with either the swap or the interest rate collar agreements as the floor and ceiling cap rates were priced to offset each other. Any differential paid or received based on the swap/collar agreements are recognized as an adjustment to interest expense. As of April 7, 2001, the notional value of the interest rate collar was $18.8 million. A 1% change in an applicable index rate, after giving effect to the interest rate collarsagreement, would decrease annual earnings by $0.2 million. As a result of adopting SFAS No. 133, the Company has recorded a charge related to these derivatives as a cumulative effect of a change in accounting principle in the Statement of Operations (see Note 8 to the consolidated financial statements).


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits required by Item 601 of Regulation S-K:

         None

b.       Reports on Form 8-K:

         On April 30, 2001, the Company filed a current report on Form 8-K reporting the change of the Company's fiscal year to end the Saturday closest to June 30.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LPA HOLDING CORP.

Dated May 21, 2001                     /s/ Jeffrey J. Fletcher
                                       --------------------------------------
                                  By:  Jeffrey J. Fletcher
                                  Chief Financial Officer and duly
                                  authorized representative of the registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LA PETITE ACADEMY, INC.

Dated May 21, 2001                       /s/ Jeffrey J. Fletcher
                                         --------------------------------------
                                    By:  Jeffrey J. Fletcher
                                    Chief Financial Officer and duly
                                    authorized representative of the registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LPA SERVICES, INC.

Dated May 21, 2001                      /s/ Jeffrey J. Fletcher
                                        ______________________________________
                                   By:  Jeffrey J. Fletcher

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


                                    BRIGHT START, INC.

Dated May 21, 2001                       /s/ Jeffrey J. Fletcher
                                         --------------------------------------
                                    By:  Jeffrey J. Fletcher

                                    Chief Financial Officer and duly
                                    authorized representative of the registrant