Form 10-K
period 2001-06-30
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2001-11-30
CIK 1062774, 901116

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

            (1) Yes  X     No              (2) Yes  X    No
                    ---       ---                  ---      ----

There are no shares of voting stock of La Petite Academy, Inc. held by non-affiliates.

As of November 27, 2001, LPA Holding Corp. had outstanding 564,985 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of November 27, 2001, each of the additional registrants had the number of outstanding shares, which is shown on the following table.

ADDITIONAL REGISTRANT

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
                                                                                  Stock (par value, $.01 per share)

LPA HOLDING CORP.

INDEX
--------------------------------------------------------------------------------


PART I.
                                                                                                          PAGE
                                                                                                          ----
Item 1.     Business                                                                                         4

Item 2.     Properties                                                                                      11

Item 3.     Legal Proceedings                                                                               12

Item 4.     Submission of Matters to a Vote of Security Holders                                             13


PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                           13

Item 6.     Selected Financial Data                                                                         14

Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                         16

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                      23

Item 8.     Financial Statements and Supplementary Data                                                     24

Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                                           43

PART III.

Item 10.    Directors and Executive Officers of the Registrant                                              44

Item 11.    Executive Compensation                                                                          48

Item 12.    Security Ownership of Certain Beneficial Owners and Management                                  50

Item 13.    Certain Relationships and Related Transactions                                                  52

PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 53

SIGNATURES                                                                                                  61


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

   On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company owned by an affiliate of JP Morgan Partners (JPMP) and by an entity controlled by Robert E. King, a director of La Petite, and Parent, which was renamed LPA Holding Corp., entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). In the Recapitalization, all of the then outstanding shares of preferred stock and common stock of Parent (other than the shares of common stock retained by Vestar/LPT Limited Partnership and management of La Petite) owned by the existing stockholders of Parent (the Existing Stockholders) were converted into cash. As part of the Recapitalization, LPA purchased $72.5 million (less the value of options retained by management) of common stock of the Parent and $30 million of redeemable preferred stock of Parent (collectively, the Equity Investment). In addition, in connection with the purchase of preferred stock of Parent, LPA received warrants to purchase up to 6.0% of Parent's common stock on a fully diluted basis. The Recapitalization was completed May 11, 1998.

   On July 21, 1999, La Petite acquired all the outstanding shares of Bright Start, Inc. (Bright Start). See Note 11 to the consolidated financial statements.

   On December 15, 1999, LPA acquired an additional $15.0 million of Parent's redeemable preferred stock and received warrants to purchase an additional 3% of Parent's common stock on a fully-diluted basis at that time. The $15.0 million proceeds received by Parent were contributed to La Petite as common equity.

   Pursuant to a notice dated November 13, 2001, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of a newly created class of convertible preferred stock and warrants to purchase common stock of Parent. The convertible preferred stock is junior to the redeemable preferred stock of Parent in terms of dividends, distributions, and rights upon liquidation. Up to $4.25 million of convertible preferred stock of Parent and warrants to purchase 562,500 shares of common stock of Parent were offered. Stockholders of Parent electing to participate in the offer were required to commit to purchase a similar percentage of an additional aggregate amount of convertible preferred stock equal to $10.75 million. At any time, or from time to time, prior to May 14, 2002, as requested by Parent, the stockholders of Parent participating in the pre-emptive rights offer are required to purchase the balance of the convertible preferred stock being offered thereby. All of the proceeds from the pre-emptive rights offer received by Parent will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

   Pursuant to the pre-emptive offer, on November 15, 2001 LPA acquired $3.4 million of Parent's convertible preferred stock and received warrants to purchase 452,343 shares of common stock. LPA also committed to purchase the balance of the $11.6 million of convertible preferred stock being offered and not otherwise purchased by the other stockholders of Parent. Prior to December 31, 2001 LPA is required to purchase an amount of convertible preferred stock equal to the difference between $0.8 million and the value of the amount of the convertible preferred stock purchased by other stockholders in connection with the pre-emptive offer. After December 31, 2001, the balance of the convertible preferred stock of Parent to be purchased by LPA will, as applicable, be purchased at any time, or from time to time, prior to May 14, 2002 at the request of Parent. If Parent has not requested that LPA fund its commitment to purchase the balance of the convertible preferred stock prior to May 14, 2002, LPA has the right to cause Parent to issue the balance of the convertible preferred stock to LPA.

   As a result of the recapitalization and additional purchases of preferred stock and warrants, LPA beneficially owns approximately 90.0% of the common stock of Parent on a fully diluted basis, $45 million of redeemable preferred stock of Parent and $3.4 million of convertible participating preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King owns a majority of the voting interests of LPA.

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

   As of June 30, 2001 the Company operated 734 Academies including 674 residential Academies, 28 employer-based Academies and 32 Montessori schools located in 36 states and the District of Columbia. For the 52 weeks ended June 30, 2001, the Company had an average attendance of approximately 80,000 full and part-time children.

   CURRICULUM

   Residential and Employer-Based Academies. La Petite, with the assistance of outside educational experts, designed and developed the Journey(R) curriculum to not only maximize children's cognitive development but also to provide a positive learning experience for the children. The Company believes the Journey(R) curriculum is unsurpassed by the educational materials of any of the major child care providers or our other competitors, many of whom purchase educational materials from third party vendors.

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

   Academy Directors are supervised by a Managing Director. Managing Directors have an average of 12 years of experience with the Company, typically are responsible for six to 30 Academies and report to one of three Divisional Vice Presidents. Managing Directors visit their Academies regularly and are in frequent contact to help make decisions and improvements to program quality and profitability. The Divisional Vice Presidents average in excess of 19 years of experience with the Company.

   Residential Academies. As of June 30, 2001, the Company operated 674 residential Academies. Residential Academies are typically located in residential, middle income neighborhoods, and are usually one-story, air-conditioned buildings located on three-quarters of an acre to one acre of land. A typical Academy also has an adjacent playground designed to accommodate the full age range of children attending the school. Newly built Academies are approximately 9,500 square feet, built on sites of approximately one acre, have an operating capacity of approximately 175 children and incorporate a closed classroom concept. The Company continues to improve, modernize and renovate existing residential Academies to improve efficiency and operations, to better compete, to respond to the requests of parents and to support the Journey(R) curriculum.

   Residential Academies generally have programs to care for children from toddlers to 12 years old arranged in five age groups. In addition, over half of the Academies offer child care for infants, as young as six weeks old. Teacher-student ratios vary depending on state requirements but generally decrease with the older child groups.

   Employer-Based Academies. As of June 30, 2001, the Company operated 28 employer-based Academies, which are similar to residential Academies, but are designed to offer businesses, including government employers and hospitals, on-site employer-sponsored child care. The Company's focus has been principally on developing on-site centers, operating employers' on-site centers through management contracts and providing consulting services for developing and managing centers. At most employer-based Academies, tuition is collected from our students in the same way as at residential Academies. At some employer-based Academies, additional payments or support services from the sponsoring employer are received. At other employer-based Academies, a fee in addition to tuition may be received.

   Montessori Schools. As of June 30, 2001, the Company operated 32 Montessori schools. Montessori schools are typically located in upper-middle income areas and feature brick facades and closed classrooms. The Montessori schools typically have lower staff turnover, and their lead teachers are certified Montessori instructors, many of whom are certified through the Company's internal training program. In addition, unlike students at residential Academies, Montessori students are enrolled for an entire school year, pay tuition monthly in advance and pay higher tuition rates.

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

   NEW ACADEMY DEVELOPMENT

   The Company intends to expand within existing markets and enter new markets with Academies concentrated in clusters. In existing markets, management believes it has developed an effective selection process to identify attractive markets for prospective Academy sites. In evaluating the suitability of a particular location, the Company concentrates on the demographics of its target customer within a two-mile radius of residential Academies. The Company targets Metropolitan Statistical Area's with benchmark demographics which indicate parent education levels and family incomes combined with high child population growth, and considers the labor supply, cost of marketing and the likely speed and ease of development of Academies in the area.

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

   During the 2001 year, the Company re-opened one Journey based Academy and five new employer based Academies.

   TUITION

   Academy tuition depends upon a number of factors including, but not limited to, location of an Academy, age of the child, full or part-time attendance and competition. The Company also provides various tuition discounts primarily consisting of sibling, staff, and Corporate Referral Program. The Company adjusts tuition for Academy programs by child age-group and program schedule within each Academy on an annual basis each September. Parents also pay an annual registration fee, which is reduced for families with more than one child attending an Academy. Tuition and fees are payable weekly and in advance for most residential and employer-based Academies and monthly and in advance for Montessori schools. Management estimates that state governments pay the tuition for approximately 16% of the children under its care.

   MARKETING AND ADVERTISING

   In 2000, the Company embarked on a branding and marketing initiative that the Company believes will enhance the value of the La Petite Academy name. A series of focus groups were conducted to study different graphical elements of parent communications and a new logo design. The Company introduced a new logo and identity package. The new Apple design retains a previous theme but adds a contemporary feel. The new logo brings an attractive design element yet retains the brand equity found in the previous Apple style. The new logo and other graphic elements were used to develop a complete package of parent communications, print advertising, and other collateral material. The design elements have been being incorporated into other branding efforts including signage and additional advertising mediums.

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

   To improve the management of the Company's labor and human resources, the Company implemented the first phase of a new Payroll and Human Resource system that focuses on employee self-service and analytic capabilities. The Company anticipates significant savings with the automation of payroll collection and with the ability to manage our human resources for the first time with automated capabilities.

   COMPETITION

   The United States preschool education and child care industry is highly fragmented and competitive. The Company's competition consists principally of local nursery schools and child care centers, some of which are non-profit (including religious-affiliated centers), providers of services that operate out of their homes and other for profit companies which may operate a number of centers. Local nursery schools and child care centers generally charge less for their services. Many religious-affiliated and other non-profit child care centers have no or lower rental costs than the Company, may receive donations or other funding to cover operating expenses and may utilize volunteers for staffing. Consequently, tuition rates at these facilities are commonly lower than our rates. Additionally, fees for home-based care are normally lower than fees for center-based care because providers of home care are not always required to satisfy the same health, safety or operational regulations as our Academies. The competition also consists of other large, national, for profit child care companies that may have more aggressive tuition discounting and other pricing policies than La Petite. The Company competes principally by offering trained and qualified personnel, professionally planned educational and recreational programs, well-equipped facilities and additional services such as transportation. In addition, the Company offers a challenging and sophisticated program that emphasizes the individual development of the child. Based on focus group research, the majority of parent's rank the qualities of staff as the most important deciding factor in choosing a child care facility. Following teacher qualification were such items as safety, cleanliness, programs, and curriculum. Price typically played a minimal role in the decision process, assuming price was within a reasonable variance. For some potential customers, the non-profit status of certain competitors may be a significant factor in choosing a child care provider.

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

   Certain tax incentives exist for child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for "qualifying individuals" (as defined in the Code). The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of
   Section 21 of the Code. In addition to the federal tax credits, various state programs provide child care assistance to low income families. Management estimates approximately 16% of operating revenue is generated from such, federal and state programs. Although no federal license is required at this time, there are minimum standards that must be met to qualify for participation in certain federal subsidy programs.

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

   In September of 1998, the National Highway Transportation Safety Administration (NHTSA) issued interpretative letters that modified its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell fifteen-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be "used significantly" to transport children to and from school or school-related events. The Company currently maintains a fleet of approximately 1,300 fifteen-passenger vans and 120 school buses for use in transportation of children which management believes are safe and effective vehicles for that purpose. The Company's current fleet meets all necessary federal, state, and local safety requirements. In accordance with the new NHTSA requirements, all new fleet additions or replacements will meet school bus standards.

   COMPLIANCE WITH ENVIRONMENTAL PROTECTION PROVISIONS

   Compliance with federal, state and local laws and regulations governing pollution and protection of the environment is not expected to have any material effect upon the financial condition or results of operations of the Company.

   TRADEMARKS

   The Company has various registered trademarks covering the name La Petite Academy, its logos, and a number of other names, slogans and designs, including, but not limited to: La Petite Journey, Parent's Partner, SuperStars and Montessori Unlimited(R). A federally registered trademark in the United States is effective for ten years subject only to a required filing and the continued use of the mark by the registrant. A federally registered trademark provides the presumption of ownership of the mark by the registrant in connection with its goods or services and constitutes constructive notice throughout the United States of such ownership. In addition the Company has registered various trademarks in Japan, Taiwan and the Peoples Republic of China. Management believes that the Company name and logos are important to its operations and intends to continue to renew the trademark registrations thereof.

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

   EMPLOYEES

   As of June 30, 2001, the Company employed approximately 12,000 full-time Associates. The Company's employees are not represented by any organized labor unions or employee organizations and management believes relations with employees are good.


   ITEM 2.  PROPERTIES

   As of June 30, 2001, the Company operated 734 Academies, 665 of which were leased under operating leases, 49 of which were owned and 20 of which were operated in employer-owned centers. Most of these Academy leases have 15-year terms, some have 20-year terms, many have renewal options, and most require the Company to pay utilities, maintenance, insurance and property taxes. In addition, some of the leases provide for contingent rentals, if the Academy's operating revenue exceeds certain base levels.

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

   The following table summarizes Academy openings and closings for the indicated periods.


    FISCAL YEAR                          2001          2000         1999          1998         1997
    -----------                      -----------   -----------  ------------  ------------  -----------
    Academies;
    Open at Beginning of Period             752           743           736           745          751
    Opened During Period                      6            59            13             1            3
    Closed During Period                    (24)          (50)           (6)          (10)          (9)
                                     -----------   -----------  ------------  ------------  -----------

    Open at End of Period                   734           752           743           736          745
                                     ===========   ===========  ============  ============  ===========

   During the 2001 fiscal year, the Company re-opened one Residential Academy, and opened five employer based Academies. During that same period, the Company closed 24 schools. Eight of the closures resulted from management's decision to close certain schools located in areas where the demographic conditions no longer supported and economically viable operations, and the remaining 16 closures were due to management's decision not to renew the leases or contracts of certain schools.

   The following table shows the number of locations operated by the Company as of June 30, 2001:


    Alabama        (14)    Indiana        (18)    Nevada           (17)    Texas               (110)
    Arizona        (25)    Iowa           (7)     New Jersey       (2)     Utah                (4)
    Arkansas       (5)     Kansas         (23)    New Mexico       (20)    Virginia            (36)
    California     (53)    Kentucky       (4)     North Carolina   (28)    Washington, DC      (1)
    Colorado       (24)    Louisiana      (1)     Ohio             (17)    Washington          (14)
    Connecticut    (1)     Maryland       (15)    Oklahoma         (22)    Wisconsin           (14)
    Delaware       (1)     Minnesota      (5)     Oregon           (7)     Wyoming             (1)
    Florida        (85)    Mississippi    (3)     Pennsylvania     (5)
    Georgia        (44)    Missouri       (28)    South Carolina   (20)
    Illinois       (23)    Nebraska       (10)    Tennessee        (27)

   The leases have initial terms expiring as follows:

     YEARS INITIAL LEASE TERMS EXPIRE                   NUMBER OF ACADEMIES

     2002                                                         112
     2003                                                         105
     2004                                                         124
     2005                                                          65
     2006                                                          95
     2007 and later                                               164
                                                        --------------
                                                                  665
                                                        --------------


   The Company currently leases 665 Academies from approximately 425 lessors. The Company has generally been successful when it has sought to renew expiring Academy leases.


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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

   PART II.

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

   The common stock of the Parent is not publicly traded. As of November 27, 2001, LPA owned 89.6% of the Parent's common stock, Vestar/LPT Limited Partnership owned 3.6%, management owned 1.8% and former management owned 5.0%.

   No cash dividends were declared or paid on the Parent's common stock during the 2001 and 2000 years. The Company's Senior Notes and preferred stock (see
   Note 3 and Note 7, respectively, to the consolidated financial statements) contain certain covenants that, among other things, do not permit La Petite to pay cash dividends on its common or preferred stock now or in the immediate future.

   As of November 27, 2001, there were 13 holders of record of Parent's common stock.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS OF DOLLARS)


                                         52 WEEKS     52 WEEKS      44 WEEKS       52 WEEKS     52 WEEKS
                                           ENDED        ENDED         ENDED          ENDED        ENDED
                                          JUNE 30,     JULY 1,       JULY 3,       AUGUST 29,   AUGUST 30,
                                          2001 (a)      2000         1999 (a)         1998         1997
                                        -----------  -----------  -------------  ------------- ------------
  INCOME STATEMENT DATA
  Operating revenue                      $ 384,837    $ 371,037     $  281,072      $ 314,933     $302,766
  Operating expenses:
    Salaries, wages and benefits           216,018      205,665        150,052        166,501      159,236
    Facility lease expense                  44,751       46,573         33,670         38,403       38,094
    Depreciation                            12,423       13,500         10,911         13,892       13,825
    Amortization of goodwill
      and other intangibles                  2,829        2,835          1,972          3,122        3,474
    Recapitalization costs (b)                                                          8,724
    Restructuring charge (c)                              7,500
    Other                                   91,924       89,879         68,277         76,258       74,111
                                        -----------  -----------  -------------  ------------- ------------
  Total operating expenses                 367,945      365,952        264,882        306,900      288,740
                                        -----------  -----------  -------------  ------------- ------------
  Operating income                          16,892        5,085         16,190          8,033       14,026
  Interest expense (d)                      23,577       20,880         16,145         14,126        9,245
  Minority interest in net
    income of subsidiary                                                                2,849        3,693
  Interest income                              (85)        (163)          (153)          (885)        (959)
                                        -----------  -----------  -------------  ------------- ------------
  Income (loss) before income
    taxes and extraordinary item            (6,600)     (15,632)           198         (8,057)       2,047
  Provision (benefit) for income
    taxes                                     (288)      (5,085)           995           (254)       3,264
                                        -----------  -----------  -------------  ------------- ------------
  Loss before extraordinary item            (6,312)     (10,547)          (797)        (7,803)      (1,217)
  Extraordinary loss on early
    retirement of debt (e)                                                             (5,525)
  Net loss                                  (6,312)     (10,547)          (797)       (13,328)      (1,217)

  Other comprehensive income
    Other comprehensive loss                (1,565)
    Reclassification into operations         1,896
                                        -----------  -----------  -------------  ------------- ------------
    Comprehensive loss                    $ (5,981)    $(10,547)      $   (797)     $ (13,328)    $ (1,217)
                                        ===========  ===========  =============  ============= ============

  BALANCE SHEET DATA (AT END OF PERIOD)
  Total assets                           $ 165,373    $ 165,647     $  169,468      $ 160,791     $171,160
  Subordinated debt                                                                                    903
  Total long-term debt                     194,648      182,319        187,999        185,727       85,903
  Redeemable preferred stock                54,941       47,314         29,310         25,625       32,521
  Stockholders' equity (deficit)          (137,293)    (123,653)      (110,183)      (105,701)       3,374
  OTHER DATA
  EBITDA (f)                              $ 32,144     $ 28,920      $  29,073      $  33,771     $ 31,325
  Cash flows from operating activities       2,792        5,597         10,320          7,224       14,886
  Cash flows from investing activities     (14,705)     (10,341)       (19,204)       (11,005)      (6,848)
  Cash flows from financing activities      12,983        4,180          6,588        (13,322)       3,142
  Depreciation and amortization (g)         16,364       17,387         13,712         17,859       18,149
  Capital expenditures                      14,894       23,412         31,666         13,637        7,300
  Ratio of earnings to fixed charges(h)        (h)          (h)           1.0x            (h)         1.1x
  Proceeds from sale of assets                 189       23,432         12,462          2,632          452
  Academies at end of period                   734          752            743            736          745
  FTE utilization during the period(i)         63%          63%            65%            65%          66%

a) On April 18, 2001, the Company changed its fiscal year end from the 52 or 53-week period ending on the first Saturday in July to the 52 or 53-week period ending on the Saturday closest to June 30. On June 10, 1999, the Company changed its fiscal year to be the period starting on the first Saturday in July and ending on the first Saturday of July of the subsequent year, resulting in a 44-week year for fiscal 1999 (see
         Note 1 in the consolidated financial statements).
b) Recapitalization costs consist principally of transaction bonuses of $1.5 million and payments for the cancellation of options of $7.2 million, both of which were inclusive of payroll taxes.
c) In the third quarter of 2000, management committed to a plan to close certain Academies located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. Accordingly, the Company recorded a $7.5 million restructuring charge ($4.5 million after tax) to provide for costs associated with the Academy closures and restructuring of 49 Academies. The charge consisted principally of $5.9 million for the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income, and $1.1 million for the write-down of fixed assets to fair market value. At June 30, 2001, the Company had an accrual for the closing of these Academies of $3.8 million.
d) Interest expense includes $1.1 million, $1.1 million, $0.8 million, $0.8 million, and $0.9 million of amortization of deferred financing costs for fiscal years 2001, 2000, 1999, 1998, and 1997, respectively.
e) On May 11, 1998, the Company incurred a $5.5 million extraordinary loss related to (i) the retirement of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003, and (iii) the retirement of all the 12 1/8% Subordinated Exchange Debentures and the 6.5% Convertible Debentures. The loss principally reflects the write off of premiums and related deferred financing costs, net of applicable income tax benefit.
f) EBITDA is defined herein as net income before non-cash restructuring charges, extraordinary items, net interest cost, taxes, depreciation and amortization and is presented because it is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity. EBITDA may not be comparable to similarly titles measures used by other companies.
g) Depreciation and amortization includes amortization of deferred financing costs and accretion of discount on the 6.5% Convertible Debentures that is presented as interest expense on the statements of income.
h) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes and extraordinary items, plus fixed charges. Fixed charges consists of interest expense on all indebtedness, amortization of deferred financing costs, and one-third of rental expense on operating leases representing that portion of rental expense that the Company deemed to be attributable to interest. For the 52 weeks ended June 30, 2001, July 1, 2000 and August 29, 1998, earnings were inadequate to cover fixed charges by $6.6 million, $15.6 million and $8.1 million, respectively.
i) FTE Utilization is the ratio of full-time equivalent (FTE) students to the total operating capacity for all of the Company's Academies. FTE attendance is not a measure of the absolute number of students attending the Company's Academies; rather, it is an approximation of the full-time equivalent number of students based on Company estimates and weighted averages. For example, a student attending full-time is equivalent to one FTE, while a student attending one-half of each day is equivalent to 0.5 FTE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this document.

On April 18, 2001, the Company changed its fiscal year end from the 52/53-week period ending on the first Saturday in July to the 52/53-week period ending on the Saturday closest to June 30 (See Note 1 of the consolidated financial statements). The table below presents the results of the 52 weeks ended June 30, 2001 and the results of the 52 weeks ended July 1, 2000 (herein referred to as the 2001 year and the 2000 year). The 52 weeks ended July 1, 2000 includes the results of Bright Start from July 21, 1999, the date of acquisition.

The Company's operating results for the 2001 year are consistent and comparable with the 2000 year, except for operating results associated with new educational facilities (New Academies). The Company considers an Academy as new if it opened within the current or previous fiscal year. These schools typically generate operating losses during the first few months of operation until the Academies achieve normalized occupancies. Included in operating income and EBIDTA were New Academy operating income of $0.3 million for the 2001 year and New Academy operating losses of $1.9 million for the 2000 year.

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

2001 COMPARED TO 2000 RESULTS (IN THOUSANDS OF DOLLARS)


                                                     52 WEEKS ENDED                  52 WEEKS ENDED
                                           ----------------------------------------------------------------
                                              June 30,        Percent of         July 1,       Percent of
                                                2001            Revenue            2000          Revenue
                                           --------------   --------------    -------------  --------------
Operating revenue                              $ 384,837           100.0%        $ 371,037          100.0%

Operating expenses:
Salaries, wages and benefits                     216,018             56.1          205,665            55.4
Facility lease expense                            44,751             11.6           46,573            12.6
Depreciation and amortization                     15,252              4.0           16,335             4.4
Provision for doubtful accounts                    4,531              1.2            2,931             0.8
Restructuring Costs                                                                  7,500             2.0
Other                                             87,393             22.7           86,942            23.4
                                           --------------   --------------    -------------  --------------
Total operating expenses                         367,945             95.6          365,952            98.6
                                           --------------   --------------    -------------  --------------

Operating income                               $  16,892             4.4%         $  5,085            1.4%
                                           ==============   ==============    =============  ==============

EBITDA                                         $  32,144             8.4%         $ 28,920            7.8%
                                           ==============   ==============    =============  ==============


During the 2001 year, the Company opened six new schools and closed 24 schools. As a result, the Company operated 734 schools on June 30, 2001. During fiscal year 2001, eight of the closures resulted from management's decision to close certain schools located in areas where the demographic conditions no longer supported an economically viable operation, and the remaining 16 closures were due to management's decision not to renew the leases or contracts of certain schools.

Operating revenue. Operating revenue increased $13.8 million or 3.7% during the 2001 year as compared to the 2000 year. The increase in operating revenue includes $18.4 million of incremental revenue from established schools, $7.8 million of incremental revenue from the new schools, most of which were opened late in the 1999 year or early in the 2000 year, offset by $12.4 million of reduced revenue from closed schools. Tuition revenue increased 3.8% during the 2001 year as compared to the 2000 year. The increase in tuition revenue reflects an increase of the average weekly FTE tuition rates of 9.9% offset by a decrease in full time equivalent (FTE) attendance of 5.6%.

The increase in average weekly tuition per FTE was principally due to selective price increases, which were put into place in February of the 2000 fiscal year and in September of the 2001 fiscal year, based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was due to a 3.4% decline at our established schools (schools which were open prior to the 2000 year) and a 74.9% decline in schools closed during the 2000 and 2001 years, offset by a 41.8% increase at our new schools.

Salaries, wages and benefits. Salaries, wages and benefits increased $10.4 million or 5.0% during the 2001 year as compared to the 2000 year. As a percentage of revenue, labor costs were 56.1% for the 2001 year as compared to 55.4% during the 2000 year. The increase in salaries, wages and benefits includes incremental labor costs at established schools of $12.5 million, incremental labor costs at new schools of $3.2 million, increased field management and corporate administration labor costs of $1.1 million, increased benefit costs of $1.8 million, increased bonus costs of $1.1 million, offset by reduced incremental labor costs at closed schools of $9.3 million. The increase in labor costs at established schools was mainly due to a 7.8% increase in average hourly wage rates and a 0.1% increase in labor hours. New schools experience higher labor costs relative to revenue as compared to the established schools.

Facility lease expense. Facility lease expense decreased $1.8 million or 3.9% during the 2001 year as compared the 2000 year. The decrease in facility lease expense was mainly due to the closures late in the 2000 year, offset by slightly increased lease expense on lease renewals.

Depreciation and amortization. Depreciation expense decreased $1.0 million or 6.6% during the 2001 year as compared to the 2000 year. This decrease was mainly due to the closings that occurred in late fiscal year 2000.

Provision for doubtful accounts. The provision for doubtful accounts increased $1.6 million or 54.6%. The increase in the provision for doubtful accounts is a result of increasing revenue, higher write-offs and an increase in the bad debt reserve of $0.1 million.

Restructuring charge. In the third quarter of 2000, management committed to a plan to close certain schools located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining schools. Accordingly, the Company recorded a $7.5 million restructuring charge ($4.5 million after tax) to provide for costs associated with the school closures and restructuring 49 schools. The charge consisted principally of $5.9 million for the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income and $1.1 million for the write-down of fixed assets to fair market value.

Other operating costs. Other operating costs increased $0.4 million or 0.5% during the 2001 year as compared to the 2000 year. Other operating costs include repair and maintenance, utilities, insurance, marketing, real estate taxes, food, supplies, transportation, recruitment and training. The increase was due primarily to higher expenses in repairs and maintenance, utilities, insurance, real estate taxes, offset by decreases in food, supplies, recruitment, training and other costs. As a percentage of revenue, other operating costs decreased to 22.7% in the 2001 year as compared to 23.4% in the 2000 year.

Operating income and EBITDA. As a result of the foregoing, operating income was $16.9 million for the 2001 year as compared to $5.1 million during the 2000 year. Excluding the 2000 year restructuring costs, operating income increased $4.3 million or 34.2% in the year 2001 as compared to the year 2000. The increase in operating income is principally due to increased revenue and lower non-labor operating costs. EBITDA is defined as net income before non-cash restructuring charges, extraordinary items, net interest cost, taxes, depreciation and amortization. EBITDA was $32.1 million for the year 2001 as compared to $28.9 million for 2000, an increase of 11.1%. EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operating activities and other consolidated income or cash flow statement data prepared in accordance with the accounting principles generally accepted in the United State of America or as a measure of the Company's profitability or liquidity. EBITDA may not be comparable to similarly titled measures used by other companies.

Interest expense. Net interest expense for the 2001 year increased $2.8 million from the 2000 year. The increase was principally due to the $3.2 million amortization of transition adjustment from other comprehensive income into operations over the life of the derivative contracts. (See Note 1 to the consolidated financial statements)

Income tax rate. After adding back the permanent differences to pretax income, the effective income tax rate for the 2001 year was approximately 41% as compared to approximately 40% for the 2000 year.

2000 COMPARED TO 1999 RESULTS

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

2000 COMPARED TO 1999 RESULTS (IN THOUSANDS OF DOLLARS)

                                                  52 WEEKS ENDED                  52 WEEKS ENDED
                                           -----------------------------   -----------------------------
                                              July 1,       Percent of         July 3,      Percent of
                                                2000          Revenue           1999         Revenue
                                           -------------  --------------   --------------  -------------
Operating revenue                          $    371,037          100.0%    $     328,763         100.0%

Operating expenses:
Salaries, wages and benefits                    205,665            55.4          175,563           53.4
Facility lease expense                           46,573            12.6           39,539           12.0
Depreciation                                     13,500             3.6           13,034            4.0
Amortization of goodwill
     and other intangibles                        2,835             0.8            2,330            0.7
Restructuring Costs                               7,500             2.0
Other                                            89,879            24.2           79,914           24.3
                                           -------------  --------------   --------------  -------------
Total operating expenses                        365,952            98.6          310,380           94.5
                                           -------------  --------------   --------------  -------------

Operating income                           $      5,085            1.4%    $      18,383           5.5%
                                           =============  ==============   ==============  =============

EBITDA                                     $     28,920            7.8%    $      33,747          10.3%
                                           =============  ==============   ==============  =============


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

Restructuring charge. In the third quarter of 2000, management committed to a plan to close certain schools located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining schools. Accordingly, the Company recorded a $7.5 million restructuring charge ($4.5 million after tax) to provide for costs associated with the school closures and restructuring 49 schools. The charge consists principally of $5.9 million for the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income and $1.1 million for the write-down of fixed assets to fair market value. At July 1, 2000, the Company had an accrual for the closing of these Academies of $6.2 million. During fiscal year 2000, 39 schools were closed. Subsequent to the end of the fiscal year, an additional four schools have closed in connection with the restructuring plan. By the end of fiscal year 2001, management plans to address the closing of the remaining six schools.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from cash flows generated by operations, borrowings on the revolving credit facility under the Credit Agreement, and sale and leaseback financing for newly constructed schools and capital contributions expected to be received from Parent in the amount of $11.6 million of convertible preferred stock to LPA pursuant to LPA's commitment. The Company's principal uses of liquidity are to meet its debt service requirements, finance its capital expenditures and provide working capital. The Company incurred substantial indebtedness in connection with the Recapitalization.

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

The Credit Agreement will terminate on May 11, 2005. The term loan amortizes in an amount equal to $1.0 million per year in fiscal years 2001 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On June 30, 2001, there was $37.3 million outstanding on the term loan and $13.0 million outstanding on the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount equal to $8.7 million, and $3.3 million was available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

On November 14, 2001, Parent, La Petite and certain of its senior secured lenders entered into an amendment to the Credit Agreement. The amendment waived existing defaults of Parent and La Petite in connection with the failure to satisfy certain financial covenants for the quarterly periods ended June 30, 2001 and September 30, 2001, and the failure to deliver timely financial information to the senior secured lenders. Additionally, the amendment revised certain financial covenant targets for fiscal years 2002, 2003 and 2004. The amendment also addressed specific waivers necessary to permit the issuance of a new class of convertible preferred stock of Parent. In consideration for the waiver and amendments, Parent is required to issue additional equity equal to $15.0 million prior to May 14, 2002, with $3.4 million to be issued prior to the effectiveness of the amendment and an additional $0.825 million to be issued prior to December 31, 2001. Additionally, as part of the amendment, JPMP agreed to guaranty a portion of the bank debt if LPA fails to satisfy its commitment to purchase the new equity prior to May 14, 2002 or earlier if the bank debt has been accelerated. The amount of such guaranty equals the amount of LPA's unfunded commitment to purchase the new equity, as adjusted from time to time.

On July 21, 1999, the Company acquired all the outstanding shares of Bright Start for $9.3 million in cash and assumed approximately $2.0 million in debt. Bright Start operated 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico (see Note 11 to the consolidated financial statements).

On December 15, 1999, LPA acquired an additional $15.0 million of redeemable preferred stock in the Parent and received warrants to purchase an additional 3.0% of the Parent's outstanding common stock on a fully diluted basis at that time. The proceeds of that investment were contributed to La Petite as common equity. In connection with such purchase and contribution, the banks waived their right under the Credit Agreement to require that such proceeds be used to repay amounts outstanding under the Credit Agreement. The proceeds of such equity contribution were used to repay borrowings under the revolving credit facility that were incurred to finance the Bright Start acquisition.

Pursuant to a notice dated November 13, 2001, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of a newly created class of convertible preferred stock and warrants to purchase common stock of Parent. The convertible preferred stock is junior to the redeemable preferred stock of Parent in terms of dividends, distributions, and rights upon liquidation. Up to $4.25 million of convertible preferred stock of Parent and warrants to purchase 562,500 shares of common stock of Parent were offered. Stockholders of Parent electing to participate in the offer were required to commit to purchase a similar percentage of an additional aggregate amount of convertible preferred stock equal to $10.75 million. At any time, or from time to time, prior to May 14, 2002, as requested by Parent, the stockholders of Parent participating in the pre-emptive rights offer are required to purchase the balance of the convertible preferred stock being offered thereby. All of the proceeds from the pre-emptive rights offer received by Parent will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

Pursuant to the pre-emptive offer, on November 15, 2001 LPA acquired $3.4 million of Parent's convertible preferred stock and received warrants to purchase 452,343 shares of common stock. The proceeds of that $3.4 million investment were contributed to La Petite as common equity. In connection with such purchase, the banks waived their right under the Credit Agreement to require that the proceeds be used to repay amounts outstanding under the Credit Agreement.

LPA also committed to purchase the balance of the $11.6 million of convertible preferred stock being offered and not otherwise purchased by the other stockholders of Parent. Prior to December 31, 2001 LPA is required to purchase an amount of convertible preferred stock equal to the difference between $0.8 million and the value of the amount of the convertible preferred stock purchased by other stockholders in connection with the pre-emptive offer. After December 31, 2001, the balance of the convertible preferred stock of Parent to be purchased by LPA will, as applicable, be purchased at any time, or from time to time, prior to May 14, 2002 at the request of Parent. If Parent has not requested that LPA fund its commitment to purchase the balance of the convertible preferred stock prior to May 14, 2002, LPA has the right to cause Parent to issue the balance of the convertible preferred stock to LPA. After giving effect to the investment on November 15, 2001, LPA beneficially owns approximately 90.0% of Holdings' outstanding common stock on a fully diluted basis.

In connection with the Amendment to the Credit Agreement and the $15.0 million of committed capital, management is continuing to review plans and actions that will enable the Company to improve future operations. However, there can be no assurance that the Company will be able to do so.

Cash flows from operating activities were $2.8 million during the 52 weeks ended June 30, 2001, (2001 year) as compared to cash flows from operating activities of $5.6 million during the 52 weeks ended July 1, 2000, (2000 year). The $2.8 million decrease in cash flows from operations was mainly due to a $4.2 million decrease in net loss, a $5.1 million change in deferred income taxes, a $3.2 million amortization of transaction adjustment into operations, offset by the non-cash restructuring charge of $7.5 million in 2000, a $7.0 million net change in other assets and liabilities and a $0.8 million net change in working capital.

Cash flows used for investing activities were $14.7 million during the 2001 year as compared to cash flows used of $10.3 million during the 2000 year. The $4.4 million increase in cash flows used for investing activities was principally due to a $4.5 million increase in maintenance capital expenditures, a $23.2 million decrease in proceeds from new school sale lease-backs, a $12.9 million decrease in new school development, and a $10.4 million decrease used for the Bright Start acquisition.

Cash flows from financing activities were $13.0 million during the 2001 year compared to cash flows from financing activities of $4.2 million during the 2000 year. The $8.8 million increase in cash flows from financing activities was principally due to a $0.7 million net decrease in restricted cash requirements, a $13.0 million increase in net borrowings and a $1.2 million increase in bank overdrafts related to the timing of monthly expense payments. Restricted cash investments represent cash deposited in escrow accounts as collateral for the self-insured portion of the Company's workers compensation insurance coverage.

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

Total capital expenditures for the 52 weeks ended June 30, 2001 and July 1, 2000, exclusive of the Bright Start acquisition, were $14.9 million and $23.4 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 52 weeks ended June 30, 2001 and July 1, 2000 were $14.9 million and $10.4 million, respectively. For fiscal year 2002, the Company expects total maintenance capital expenditures to be approximately $14.1 million.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 52 weeks ended June 30, 2001 and July 1, 2000 were $12.5 million and $11.9 million, respectively.

INFLATION AND GENERAL ECONOMIC CONDITION

During the past three years (a period of low inflation) the Company implemented selective increases in tuition rates based on geographic market conditions and class capacity utilization. During the 2001 year, the Company experienced inflationary pressures on average wage rates, as hourly rates increased approximately 8%. Management believes this is occurring industry wide and there is no assurance that such wage rate increases can be recovered through future increases in tuition. A sustained recession with high unemployment may have a material adverse effect on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Current indebtedness consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $37.3 million at June 30, 2001 and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") not to be less than an amount equal to 2.50% per annum, plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 3.25% for LIBOR loans and 2.25% for ABR loans. The Senior Notes will mature in May 2008 and the Credit Agreement will mature in May 2005. The term loan amortizes in an amount equal to $1.0 million in fiscal year 2001 through 2003, $7.8 million in fiscal year 2004 and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries an in accounts equal to specified percentage of excess cash flow (as defined).

To reduce the impact of interest rate changes on the term loan, the Company entered into interest rate collar agreements during the second quarter of fiscal year 1999. The collar agreements cover the LIBOR interest rate portion of the term loan, effectively setting maximum and minimum interest rates of 9.5% and 7.9%.

To reduce interest expense on the $145 million Senior Notes, the Company entered into an interest rate swap transaction with an imbedded collar during the third quarter of fiscal year 1999. The effect of this transaction is that the fixed rate debt was essentially exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The imbedded collar covers the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates of 10.9% and 9.2%. On January 11, 2001, the Company entered into an agreement with the counter party to terminate the interest rate swap on the Senior Notes. The termination agreement required the Company to pay the counter party $575,000 on February 28, 2001.

There were no initial costs associated with either the swap or the interest rate collar agreements as the floor and ceiling cap rates were priced to offset each other. Any differential paid or received based on the swap/collar agreements is recognized as an adjustment to interest expense. As of June 30, 2001 the notional value of such derivatives was $18.6 million. A 1% increase in the applicable index rate, after giving effect to the interest rate collars, would result in an interest rate increase of $0.2 million per year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets as of June 30, 2001 and July 1, 2000

         Consolidated Statements of Operations and Comprehensive Operations for the 52 weeks ended June 30, 2001, 52 weeks ended July 1, 2000, and 44 weeks ended July 3, 1999

         Consolidated Statements of Stockholders' Equity (Deficit) for the 52 weeks ended June 30, 2001, 52 weeks ended July 1, 2000, and 44 weeks ended July 3, 1999

         Consolidated Statements of Cash Flows for the 52 weeks ended June 30, 2001, 52 weeks ended July 1, 2000, and 44 weeks ended July 3, 1999

         Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
LPA Holding Corp.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of LPA Holding Corp. and subsidiaries (the "Company") as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations and comprehensive operations, stockholders' deficit and cash flows for the 52 weeks ended June 30, 2001, the 52 weeks ended July 1, 2000, and the 44 weeks ended July 3, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LPA Holding Corp. and subsidiaries as of June 30, 2001 and July 1, 2000, and the results of their operations and their cash flows for the 52 weeks ended June 30, 2001, the 52 weeks ended July 1, 2000, and the 44 weeks ended July 3, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 3 and 13, the Company was not in compliance as of June 30, 2001 with certain financial covenants contained in its Credit Agreement. On November 14, 2001, the Company entered into Amendment No. 3 to Credit Agreement and Waiver (the "Amendment") with its senior secured lenders. The Amendment waives the events of default and establishes future modified covenants. In addition, the Amendment provides for specific waivers necessary to permit the issuance of $15.0 million of a new class of convertible preferred stock of the Company.


Deloitte & Touche LLP

Kansas City, Missouri
September 14, 2001 (November 15, 2001 as to Note 13)

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


                                                        JUNE 30,       JULY 1,
ASSETS                                                    2001          2000
                                                        --------      --------
Current assets:
  Cash and cash equivalents                             $  5,078      $  4,008
  Restricted cash investments (Note 1)                        91           837
  Accounts and notes receivable, (net of allowance
    for doubtful accounts of $537 and $406)                9,920         7,462
  Prepaid food and supplies                                6,346         7,127
  Other prepaid expenses                                   3,475         5,324
  Refundable income taxes (Note 5)                            55           109
  Deferred income taxes (Note 5)                                           950
                                                        --------      --------
    Total current assets                                  24,965        25,817

Property and equipment, at cost:
  Land                                                     5,778         5,886
  Buildings and leasehold improvements                    85,753        79,568
  Equipment                                               11,491        23,780
  Facilities under construction                            2,280         2,041
                                                        --------      --------
                                                         105,302       111,275
  Less accumulated depreciation                           46,278        54,842
                                                        --------      --------
    Net property and equipment                            59,024        56,433

Other assets (Note 2)                                     65,108        69,159
Deferred income taxes (Note 5)                            16,276        14,238
                                                        --------      --------
                                                        $165,373      $165,647
                                                        ========      ========

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                             JUNE 30,          JULY 1,
LIABILITIES AND STOCKHOLDERS' EQUITY                                           2001             2000
                                                                             ---------        ---------
Current liabilities:
  Overdrafts due banks                                                       $   5,925        $   4,756
  Accounts payable                                                               5,707            8,273
  Current reserve for closed academies                                           3,100            3,268
  Current maturities of long-term
    debt and capital lease obligations                                           1,255            1,897
  Accrued salaries, wages and other payroll costs                               15,495           14,212
  Accrued insurance liabilities                                                  2,359            2,586
  Accrued property and sales taxes                                               3,368            3,490
  Accrued interest payable                                                       2,487            2,568
  Other current liabilities                                                      4,692            5,556
  Deferred income taxes (Note 5)                                                 1,629
                                                                             ---------        ---------
    Total current liabilities                                                   46,017           46,606

Long-term debt and capital lease obligations (Note 3)                          194,648          182,319
Other long-term liabilities (Note 4)                                             7,060           13,061

Series A 12% redeemable preferred stock ($.01 par value per share);
  45,000 shares authorized, issued and outstanding at June 30, 2001 and         54,941           47,314
  July 1, 2000 at aggregate liquidation preference of $1,360.563 as of
  June 30, 2001 and $1,211.291 as of July 1, 2000 (Note 7)

Stockholders' deficit:
  Class A common stock ($.01 par value per share); 950,000 shares                    6                6
  authorized and 564,985 shares issued and outstanding as of June 30, 2001 and July 1, 2000 (Note 7)

  Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of June 30, 2001 and July 1, 2000 (Note 7)

  Common stock warrants (Note 7)                                                 8,596            8,596
  Accumulated other comprehensive income                                           331
  Accumulated deficit                                                         (146,226)        (132,255)
                                                                             ---------        ---------
    Total stockholders' deficit                                               (137,293)        (123,653)
                                                                             ---------        ---------
                                                                             $ 165,373        $ 165,647
                                                                             =========        =========


                                                                     (concluded)


See notes to consolidated financial statements

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------


                                         52 WEEKS        52 WEEKS     44 WEEKS
                                           ENDED          ENDED         ENDED
                                         JUNE 30,        JULY 1,       JULY 3,
                                           2001            2000         1999
                                        ----------      ---------     ---------
Operating revenue                        $ 384,837      $ 371,037     $ 281,072


Operating expenses:
  Salaries, wages and benefits             216,018        205,665       150,052
  Facility lease expense                    44,751         46,573        33,670
  Depreciation and amortization             15,252         16,335        12,883
  Restructuring costs (Note 12)                             7,500
  Provision for doubtful accounts            4,531          2,931         1,382
  Other                                     87,393         86,948        66,895
                                         ---------      ---------     ---------


Total operating expenses                   367,945        365,952       264,882
                                         ---------      ---------     ---------


Operating income                            16,892          5,085        16,190


Interest expense                            23,577         20,880        16,145
Interest income                                (85)          (163)         (153)
                                         ---------      ---------     ---------
    Net interest costs                      23,492         20,717        15,992
                                         ---------      ---------     ---------
Income (loss) before income taxes           (6,600)       (15,632)          198
Provision (benefit) for income taxes          (288)        (5,085)          995
                                         ---------      ---------     ---------
Net loss                                    (6,312)       (10,547)         (797)
                                         ---------      ---------     ---------


Other comprehensive income
  Other comprehensive loss, net             (1,565)
  Reclassification into operations           1,896
                                         ---------      ---------     ---------
    Total other comprehensive income           331
                                         ---------      ---------     ---------
Comprehensive loss                       $  (5,981)     $ (10,547)    $    (797)
                                         =========      =========     =========




See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS OF DOLLARS)
-------------------------

                                        COMMON STOCK
                                        ------------                                       ACCUMULATED         TOTAL
                                      NUMBER                             ACCUMULATED      OTHER COMPRE-     STOCKHOLDERS
                                    OF SHARES   AMOUNT       WARRANTS      DEFICIT       HENSIVE INCOME    EQUITY (DEFICIT)
                                    ----------------------   -----------------------     ----------------------------------
Balance, August 30, 1998            $ 580,026     $   6      $  5,645     $(111,352)                             $(105,701)

Preferred stock dividend (Note 7)                                            (3,685)                                (3,685)

Net loss                                                                       (797)                                  (797)
                                    ---------     -----      --------     ----------     ---------------   ----------------
Balance, July 3, 1999                 580,026         6         5,645      (115,834)                              (110,183)

Exercise of stock options               4,959                                    89                                     89

Issuance of warrants                                            2,951                                                2,951

Preferred stock dividend                                                     (5,963)                                (5,963)

Net loss                                                                    (10,547)                               (10,547)
                                    ---------     -----      --------     ----------     ---------------   ----------------
Balance, July 1, 2000                 584,985         6         8,596      (132,255)                              (123,653)

Other comprehensive loss, net                                                                     (1,565)           (1,565)

Reclassification of other                                                                          1,896             1,896
  comprehensive income into
  operations

Buyback of stock options                                                        (32)                                   (32)

Preferred stock dividend                                                     (7,627)                                (7,627)

Net loss                                                                     (6,312)                                (6,312)
                                    ---------     -----      --------     ----------     ---------------   ----------------
Balance, June 30, 2001                584,985     $   6      $  8,596     $(146,226)     $           331   $      (137,293)
                                    =========     =====      ========     ==========     ===============   ================





See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                             52 WEEKS       52 WEEKS         44 WEEKS
                                                                              ENDED           ENDED            ENDED
                                                                          JUNE 30, 2001   JULY 1, 2000     JULY 3, 1999
                                                                          -------------   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (6,312)      $(10,547)          $   (797)
  Adjustments to reconcile net loss to net cash from operating activities
    Restructuring costs                                                                       7,500
    Amortization of transition adjustment into operations                      3,192
    Depreciation and amortization                                             16,364         17,387             13,712
    Deferred income taxes                                                        315         (4,831)               708
  Changes in assets and liabilities:
    Accounts and notes receivable                                             (2,292)         1,199             (1,014)
    Prepaid expenses and supplies                                              2,630          2,187             (5,488)
    Accrued property and sales taxes                                            (122)          (302)              (354)
    Accrued interest payable                                                     (81)           180             (2,383)
    Accounts payable and other accrued liabilities                            (2,289)        (5,511)             9,409
    Other changes in assets and liabilities, net                              (8,613)        (1,665)            (3,473)
                                                                            --------       --------           --------
      Net cash provided by operating activities                                2,792          5,597             10,320
                                                                            --------       --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Bright Start, net of cash acquired                                         (10,361)
  Capital expenditures                                                       (14,894)       (23,412)           (31,666)
  Proceeds from sale of assets                                                   189         23,432             12,462
                                                                            --------       --------           --------
      Net cash used for investing activities                                 (14,705)       (10,341)           (19,204)
                                                                            --------       --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt and capital lease obligations                             (1,900)        (8,242)            (1,692)
  Net borrowings under the Revolving Credit Agreement                         13,000                             4,000
  Exercise of stock options                                                                      89
  Deferred financing costs                                                                     (346)              (818)
  Proceeds from issuance (buyback) of redeemable preferred stock
    and warrants, net of expenses                                                (32)        14,992
  Increase (reduction) in bank overdrafts                                      1,169         (2,694)             4,560
  Decrease in restricted cash investments                                        746            381                538
                                                                            --------       --------           --------
      Net cash provided by financing activities                               12,983          4,180              6,588
                                                                            --------       --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,070           (564)            (2,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,008          4,572              6,868
                                                                            --------       --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  5,078       $  4,008           $  4,572
                                                                            ========       ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amounts capitalized)                                   $ 21,403       $ 19,694           $ 17,699
    Income taxes                                                                 160             86                275
  Cash received during the period for:
    Interest                                                                $     92       $    156           $    152
    Income taxes                                                                  43             88              2,122
  Non-cash investing and financing activities:
    Capital lease obligations of $588, $34 and $29 were incurred during the 52 weeks ended June 30, 2001, the 52 weeks ended
      July 1, 2000 and 44 weeks ended July 3, 1999 respectively, when the Company entered into leases for new computer equipment.




See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

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

   On March 17, 1998, LPA Investment, LLC (LPA), a Delaware limited liability company owned by an affiliate of J.P. Morgan Partners, LLC (JPMP) and by an entity controlled by Robert E. King, a director of La Petite, and Parent, which was renamed LPA Holding Corp., entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). In the Recapitalization, all of the then outstanding shares of preferred stock and common stock of Parent (other than the shares of common stock retained by Vestar/LPT Limited Partnership and management of La Petite) owned by the existing stockholders of Parent (the Existing Stockholders) were converted into cash. As part of the Recapitalization, LPA purchased $72.5 million (less the value of options retained by management) of common stock of the Parent and $30 million of redeemable preferred stock of Parent (collectively, the Equity Investment). In addition, in connection with the purchase of preferred stock of Parent, LPA received warrants to purchase up to 6.0% of Parent's common stock on a fully diluted basis. Transaction expenses included in operating expenses under the caption "Recapitalization Costs" for this period include approximately $1.5 million in transaction bonuses and $7.2 million for the cancellation of stock options and related taxes. The Recapitalization was completed May 11, 1998.

   On July 21, 1999, La Petite acquired all the outstanding shares of Bright Start, Inc. ("Bright Start"). See Note 11 to the consolidated financial statements.

   On December 15, 1999, LPA acquired an additional $15.0 million of Parent's redeemable preferred stock and received warrants to purchase an additional 3% of Parent's common stock on a fully-diluted basis. The $15.0 million proceeds received by Parent was contributed to La Petite as common equity. As a result of the recapitalization and additional purchase of preferred stock and warrants, LPA beneficially owns 81.3% of the common stock of Parent on a fully diluted basis and $45 million of redeemable preferred stock of Parent (See Note 7 and 13). An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King owns a majority of the voting interests of LPA.

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

   FISCAL YEAR END - On April 18, 2001, the Company changed its fiscal year end from the 52 or 53-week period ending on the first Saturday in July to the 52 or 53-week period ending on the Saturday closest to June 30. This change was made to align the Company's business fiscal year with its tax fiscal year. On June 10, 1999, the Company changed its fiscal year to be the 52 or 53-week period ending on the first Saturday in July. Prior to this change, the Company utilized a fiscal year consisting of the 52 or 53-week period ending on the last Saturday in August. The report covering the transition period is presented herein.

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

   INCOME TAXES - The Company establishes deferred tax assets and liabilities, as appropriate, for all temporary differences, and adjusts deferred tax balances to reflect changes in tax rates expected to be in effect during the periods the temporary differences reverse. Management has evaluated the recoverability of the deferred income tax asset balances and has determined that the deferred balances will be realized based on future taxable income.

   DISCLOSURES REGARDING FINANCIAL INSTRUMENTS - The carrying values of the Company's financial instruments, with the exception of the Company's Senior Notes, preferred stock, and financial derivatives, approximate fair value. The estimated fair values of Senior Notes and preferred stock at June 30, 2001 were $98.6 million and $61.2 million, respectively. The estimated fair values of Senior Notes and preferred stock at July 1, 2000 were $85.6 million and $54.5 million, respectively. The combined estimated fair value of the Company's interest rate contracts at June 30, 2001 was a liability of $10,391. Estimates of fair value are obtained from independent broker quotes.

   IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

   ADVERTISING COSTS - The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. At June 30, 2001, no advertising was reported as an asset. Advertising expense was $5.4 million for the year ended June 30, 2001.

   STOCK-BASED COMPENSATION - The Company accounts for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25 that requires compensation cost to be recognized based on the excess, if any, between the market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company has disclosed the pro forma net income (loss) determined on the fair value method accordance with SFAS
   No. 123 (See Note 10).

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

   SEGMENT REPORTING - The Company has determined that it currently operates entirely in one segment.

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - Effective July 2, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, as amended by SFAS Nos. 137 and 138 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Changes in fair value of derivative instruments that do not meet hedge accounting criteria are recorded as a component of current operations. The Company is exposed to credit risk on derivative instruments, limited to the net interest receivable and the fair market value of the derivative instrument should the counter-party fail. The contract or notional value is not at risk in derivative contracts. Credit risk is managed through the selection of only credit worthy counter-parties and continuing review and monitoring of counter-parties. The Company is also exposed to market risk from derivative instruments when adverse changes in interest rates occur. Market risk is monitored and controlled through adherence to financial risk policies and periodic review of positions. The adoption of SFAS 133 on July 2, 2000, resulted in a net cumulative transition loss of $2.6 million ($1.6 million net of taxes), which was recorded in other comprehensive income and represented the market value of derivatives as of the implementation date. This transition adjustment is amortized from other comprehensive income into operations over the life of the derivative contracts. During the year ended June 30, 2001, $3.2 million of derivative losses ($1.9 million net of taxes) were amortized into operations. The Company has one interest rate swap contract as of June 30, 2001, which expires on May 15, 2005.

   SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. This Statement replaces SFAS No. 125 and carries over most of the provisions without reconsideration. However, SFAS No. 140 does revise the accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for the fiscal year ended June 30, 2001. The Company has adopted the Statement as of June 30, 2001, which had no impact on the Company's financial statements as of June 30, 2001.

   In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 will require that goodwill will not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Once adopted, annual goodwill amortization of approximately $2.6 million will cease. The Company has not yet determined if any impairment charges will result from adoption of these Statements.

   Also, in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived assets, except for certain obligations of lessees. The Company has not yet determined the impact of the implementation of this Statement.

   In August 2001, The FASB issued SFAS No. 144 Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modified the financial accounting and reporting for long-lived assets to be disposed of by sale, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company has not yet determined the impact of the implementation of this Statement, which is effective for the Company's 2003 fiscal year.

   RECLASSIFICATIONS - Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

2. OTHER ASSETS
   (in thousands of dollars)


                                                    JUNE 30,     JULY 1,
                                                      2001        2000
                                                    --------    --------
   Intangible assets:
   Excess purchase price over net assets acquired   $ 74,220    $ 74,220
   Curriculum                                          1,497       1,497
   Accumulated amortization                          (19,356)    (16,533)
                                                    --------    --------
                                                      56,361      59,184

   Deferred financing costs                            8,769       8,769
   Accumulated amortization                           (3,252)     (2,141)
   Other assets                                        3,230       3,347
                                                    --------    --------
                                                    $ 65,108    $ 69,159
                                                    ========    ========


3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
   (in thousands of dollars)

                                                        JUNE 30,      JULY 1,
                                                          2001          2000
                                                        ---------    ---------

   Senior Notes, 10.0% due May 15, 2008 (a)             $ 145,000    $ 145,000
   Borrowings under credit agreement (b)                   50,250       38,250
   Capital lease obligations                                  653          966
                                                        ---------    ---------
                                                          195,903      184,216
   Less current maturities of long-term debt
   and capital lease obligations                           (1,255)      (1,897)
                                                        ---------    ---------
                                                        $ 194,648    $ 182,319
                                                        =========    =========



   a) The Senior Notes mature on May 15, 2008. Interest is payable semi-annually on May 15 and November 15 of each year. Commencing May 15, 2003, the Senior Notes are redeemable at various redemption prices at Parent and La Petite's option. The Senior Notes are joint and several obligations of Parent and its 100% owned subisdiary, La Petite, as co-issuers, and are fully and unconditionally guaranteed on a joint and several basis by all of Parent's other subsidiaries, namely, Bright Start and Services. Bright Start and Services are 100% owned subsidiaries of La Petite. Parent has no independent assets or operations. There does not exist any restrictions on the ability of Parent or La Petite to obtain funds from its subsidiaries by dividend or loan. The Senior Notes contain certain covenants that, among other things, limit Parent and La Petite's ability to incur additional debt, transfer or sell assets, and pay cash dividends.

      To reduce interest expense on the $145 million Senior Notes, the Company entered into an interest rate swap transaction of the same notional amount with an imbedded collar during the third quarter of fiscal year 1999. The effect of this transaction was that the fixed rate debt was essentially exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The imbedded collar covers the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates of 10.9% and 9.2%. On January 11, 2001, the Company entered into an agreement with the counter party to terminate the interest rate swap on the Senior Notes. The termination agreement required the Company to pay the counter party $575,000 on February 28, 2001, which was recorded in interest expense.

   b) On May 11, 1998 the Company entered into an agreement (the Credit Agreement) providing for a term loan facility in the amount of $40.0 million and a revolving credit agreement for working capital and other general corporate purposes in the amount of $25 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Parent, La Petite and its subsidiaries. Loans under the Credit Agreement bear an interest rate per annum equal to (at the Company's option): (i) an adjusted London inter-bank offered rate (LIBOR) not to be less than an amount equal to 2.5% per annum, plus a percentage based on the Company's financial performance or (ii) a rate equal to the higher of Chase's prime rate, a certificate of deposit rate plus 1%, or the Federal Funds rate plus 1/2 of 1% plus in each case a percentage based on the Company's financial performance. The Company is required to pay fees of 0.5% per annum of the unused portion of the Credit Agreement plus letter of credit fees, annual administration fees and agent arrangement fees. The Credit Agreement will mature in May 2005. The term loan amortizes in an amount equal to $1.0 million in fiscal year 2001 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentage of excess cash flow (as defined). At June 30, 2001 there was $13.0 million outstanding on the revolver.

      To reduce the impact of interest rate changes on the term loan, the Company entered into interest rate collar agreements during the second quarter of fiscal year 1999. The collar agreements cover the LIBOR interest rate portion of the term loan, effectively setting maximum and minimum interest rates of 9.5% and 7.9%. As of June 30, 2001, the notional value of the interest rate collar agreement was $18.6 million.

      At June 30, 2001, the Company was not in compliance with certain of the financial covenants contained in the Credit Agreement. On November 14, 2001, the Company entered into Amendment No. 3 to Credit Agreement and Waiver (the "Amendment"), which effectively waived the events of default and established future modified financial covenants (see Note 13). The Company expects to comply with the amended financial covenants contained in the Credit Agreement, as amended by the Amendment, throughout fiscal year 2002. However, there can be no assurance that the Company will be able to do so. Additionally, the Amendment established revised rates of interest based on the Company's leverage ratio, as defined.

Scheduled maturities and mandatory prepayments of long-term debt and capital lease obligations during the five years subsequent to June 30, 2001 are as follows (in thousands of dollars):


              2002                              $  1,255
              2003                                14,220
              2004                                 7,928
              2005                                27,500
              2006                                     0
              2007 and thereafter                145,000
                                                --------
                                                $195,903
                                                ========

4. OTHER LONG-TERM LIABILITIES (in thousands of dollars)

                                                          JUNE 30,    JULY 1,
                                                            2001       2000
                                                          -------     -------

   Unfavorable lease, net of accumulated amortization     $ 2,542     $ 3,973
   Reserve for closed academies                             1,858       5,295
   Interest rate swap agreement                                10        --
   Long-term insurance liabilities                          2,650       3,793
                                                          -------     -------
                                                          $ 7,060     $13,061
                                                          =======     =======


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


5. INCOME TAXES

   The provisions for income taxes recorded in the Consolidated Statements of Operations consisted of the following (in thousands of dollars):


                                       52 WEEKS    52 WEEKS      44 WEEKS
                                         ENDED       ENDED         ENDED
                                        JUNE 30,    JULY 1,       JULY 3,
                                         2001        2000           1999
                                       --------    --------      --------

   Refundable (Payable) Currently:

     Federal                             $  23     $ (8,304)     $  1,426
     State                                   4       (1,612)          277
                                        ---------------------------------
       Total                                27       (9,916)        1,703
                                        ---------------------------------
   Deferred:
     Federal                              (264)       4,046          (593)
     State                                 (51)         785          (115)
                                        ---------------------------------
       Total                              (315)       4,831          (708)
                                        ---------------------------------
                                        $ (288)    $ (5,085)     $    995
                                        =================================


   The difference between the provision for income taxes, as reported in the Consolidated Statements of Operations, and the provision computed at the statutory Federal rate of 34 percent is due primarily to state income taxes and nondeductible amortization of the excess of purchase price over the net assets acquired of $2.6 million, $2.6 million, and $1.8 million in the 52 weeks ended June 30, 2001, July 1, 2000, and the 44 weeks ended July 3, 1999, respectively. In addition, the 1999 fiscal year provision was impacted by the resolution of issues raised by the IRS regarding the Company's benefit plan (see Note 8 to the consolidated financial statements).

   Deferred income taxes result from differences between the financial reporting and tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects at June 30, 2001 and July 1, 2000 are estimated as follows (in thousands of dollars):


                                                         JUNE 30,       JULY 1,
                                                           2001          2000
                                                         --------      --------

   Current deferred taxes:
     Accruals not currently deductible                   $  2,519      $  3,788
     Supplies                                              (2,633)       (2,985)
     Prepaids and other                                    (1,515)          147
                                                         --------      --------
       Net current deferred tax assets (liabilities)     $ (1,629)     $    950
                                                         ========      ========

   Noncurrent deferred taxes:
     Unfavorable leases                                  $  1,032      $  1,613
     Insurance reserves                                     1,076         1,540
     Reserve for closed academies                             754         2,150
     Carryforward of net operating loss                     8,120         3,847
     Property and equipment                                 4,651         4,448
     Intangible assets                                        324           349
     Other                                                    319           291
                                                         --------      --------
       Net noncurrent deferred tax assets                $ 16,276      $ 14,238
                                                         ========      ========


   The Company has federal net operating loss carry-forwards of $17.1 million to offset future taxable income through the tax year 2012 and 2018. Management believes that the deferred tax assets recorded on the balance sheet are recoverable and no reserve is required.


6. LEASES

   Academy facilities are leased for terms ranging from 15 to 20 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. Some leases provide for annual increases in the rental payment and many leases require the payment of additional rentals if operating revenue exceeds stated amounts. These additional rentals range from 2% to 10% of operating revenue in excess of the stated amounts and are recorded as rental expense. Vehicles are also rented under various lease agreements, most of which are cancelable within 30 days after a one-year lease obligation. Substantially, all Academy and vehicle leases are operating leases. Rental expense for these leases were $47.4 million, $52.3 million, and $39.1 million, for the 52 weeks ended June 30, 2001, July 1, 2000, and 44 weeks ended July 3, 1999, respectively. Contingent rental expense of $2.3 million, $1.9 million and $1.4 million were included in rental expense for the 52 weeks ended June 30, 2001, July 1, 2000, and the 44 weeks ended July 3, 1999.

   Aggregate minimum future rentals payable under facility leases as of June 30, 2001 were as follows (in thousands of dollars):



       Fiscal year ending:
       2002                        $     41,880
       2003                              37,104
       2004                              30,525
       2005                              24,083
       2006                              20,485
       2007 and thereafter               58,988
                                   ------------
                                   $    213,065
                                   ============

7. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

   The authorized stock of Parent as of June 30, 2001 consists of:

   (i) 45,000 shares of Series A Redeemable Preferred Stock, $.01 par value, (the preferred stock) all of which were issued and outstanding. The carrying value of the preferred stock is being accreted to its redemption value of $45.0 million on May 11, 2008. The preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual preferred stock dividend dates are added to the liquidation value. The liquidation value per share was 1,360.563 as of June 30, 2001 and $1,211.291 as of July 1, 2000. The preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

   (ii) 950,000 shares of Class A Common Stock, $.01 par value, (the Class A Common Stock) of which 564,985 shares were issued and outstanding as of June 30, 2001.

   (iii) 20,000 shares of Class B Common Stock, $.01 par value, (the Class B Common Stock) of which 20,000 shares were issued and outstanding as of June 30, 2001. The Class B Common Stock votes together with the Class A Common Stock as a single class, with the holder of each share of common stock entitled to cast one vote. The holders of the Class B Common Stock have the exclusive right, voting separately as a class, to elect one member to the Board of Directors of Parent. Each share of the Class B Common Stock is convertible at the option of the holder, at any time, into one share of Class A Common Stock.

   (iv) Warrants to purchase 64,231 shares of Class A Common Stock at a purchase price of $.01 per share any time on or before May 11, 2008. The Warrants were issued in connection with the sale of Series A Redeemable Preferred Stock; the Company recognized discounts on the preferred stock by allocating $8,596,000 to the Warrants representing the fair value of the Warrants when issued.

8. BENEFIT PLAN

   The Company sponsored a defined contribution plan (the "Plan") for substantially all employees. Until January 1, 1998 eligible participants could make contributions to the Plan from 1% to 20% of their compensation (as defined). The Company also made contributions at the discretion of the Board of Directors. Contribution and plan administration cost expense attributable to this Plan was $15,679, $0.3 million and $0.3 million for the 52 weeks ended June 30, 2001, July 1, 2000, and the 44 weeks ended July 3, 1999, respectively.

   The Plan was under audit by the Internal Revenue Service ("IRS") which raised several issues concerning the Plan's operation. All issues raised by the IRS have been satisfactorily resolved and the impact on financial position and results of operations was not material. However, recognizing some inherent deficiencies in the Plan's design, the Company petitioned the IRS for the right to terminate the plan effective May 31, 1999, and on January 13, 2000 the Company received a favorable determination from the IRS and terminated the plan effective May 31, 1999.

   The Company sponsored a new defined contribution plan (the "2001 Plan") for substantially all employees. Eligible participants may make contributions to the 2001 Plan from 0% to 15% of their compensation (as defined). The Company may make contributions at the discretion of the Board of Directors. The Company made no contributions for fiscal year 2001.

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

    Effective May 11, 1998, the Board of Directors of Parent adopted the "1998 Stock Option Plan" (1998 Plan). The 1998 Plan provides for the granting of Tranche A and Tranche B options to purchase up to 60,074 shares of the Parent's common stock. During the 2001 year, the Board of Directors of parent amended the 1998 Plan, increasing to 230,000 the number of shares of the Parent's common stock that may be purchased. Tranche A options were granted at prices, which approximated the fair value of a share of common stock of the Parent at the date of grant. These options expire ten years from the date of grant and become exercisable ratably over 48 months. Tranche B options were granted at $133.83 per share, expire ten years from the date of grant and are exercisable only in the event of a change in control or a registered public offering of common stock which provides certain minimum returns (as defined).

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

         Stock option transactions during the past three years have been as follows:

                                                          1998 PLAN                 1998
                                                                                    PLAN
                                 1995 PLAN                TRANCHE A               TRANCHE B                     1999 PLAN
                                 ----------------------   ----------------------  ----------------------  ----------------------
                                              WEIGHTED                 WEIGHTED                WEIGHTED                WEIGHTED
                                  OPTIONS    AVG. PRICE    OPTIONS    AVG. PRICE   OPTIONS    AVG. PRICE   OPTIONS    AVG. PRICE
                                  -------    ----------    -------    ----------   -------    ----------   -------    ----------
         Options outstanding
         at August 29, 1998        20,717     $  19.19      38,850     $  66.92     13,205     $ 133.83
                                   ------     --------     -------     --------     ------     --------      -----     --------

              Granted                                        4,500     $  66.92      1,200     $ 133.83

         Options outstanding
         at July 3, 1999           20,717     $  19.19      43,350     $  66.92     14,405     $ 133.83
                                   ------     --------     -------     --------     ------     --------      -----     --------

              Granted                                                                                        4,400     $  66.92
              Exercised             4,959     $  18.00
              Canceled             11,795     $  19.01      33,450     $  66.92      9,605     $ 133.83
                                   ------     --------     -------     --------     ------     --------      -----     --------

         Options outstanding
         at July 1, 2000            3,963     $  21.22       9,900     $  66.92      4,800     $ 133.83      4,400     $  66.92
                                   ------     --------     -------     --------     ------     --------      -----     --------

              Granted                                      182,285     $  66.92
              Canceled                750     $  18.00       2,575     $  66.92      4,200     $ 133.83        500     $  66.92
                                   ------     --------     -------     --------     ------     --------      -----     --------

         Options outstanding
         at June 30, 2001           3,213     $  21.97     189,610     $  66.92        600     $ 133.83      3,900     $  66.92
                                   ======     ========     =======     ========     ======     ========      =====     ========

         Options exercisable
         at June 30, 2001           3,213                   55,308                                           1,787
                                   ======                  =======                  ======                   =====

         Options available for
         grant at June 30, 2001                             25,374                  14,416                   6,100
                                   ======                  =======                  ======                   =====

                                           OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                   -------------------------------------      -----------------------
                                                 WEIGHTED
                                                 AVERAGE        WEIGHTED                     WEIGHTED
                                                 REMAINING      AVERAGE                      AVERAGE
         RANGE OF                  NUMBER        CONTRACTUAL    EXERCISE      NUMBER         EXERCISE
         EXERCISE PRICE            OUTSTANDING   LIFE           PRICE         EXERCISABLE    PRICE
         --------------------------------------------------------------------------------------------
         1995 Plan:
              $ 18.00                    2,463   4.2 years      $  18.00         2,463       $  18.00
              $ 35.00                      750   5.5 years      $  35.00           750       $  35.00
         --------------------------------------------------------------------------------------------
              $ 18.00 to $ 35.00         3,213   4.5 years      $  21.97         3,213       $  21.97
         ============================================================================================

         1998 Tranche A:
              $ 66.92                  189,610   8.8 years      $  66.92        55,308       $  66.92
         ============================================================================================

         1998 Tranche B
              $133.83                      600   6.9 years      $ 133.83
         ============================================================================================

         1999 Plan
              $ 66.92                    3,900   8.1 years      $  66.92         1,787       $  66.92
         ============================================================================================


         The Company accounts for all options in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock options granted.

         Had compensation cost for these options been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been increased by (in thousands) $11 in 2001, $14 in 2000 and $37 in 1999. The Company is privately owned and there is no market for its stock. The estimated compensation element is based on the time value of money at the U.S. Treasury rates assuming that the value of the stock will be at least equal to the grant price when fully exercisable. The estimated compensation expense above is assumed to be amortized over the vesting period.

11.      ACQUISITION

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

12.      RESTRUCTURING CHARGE

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

         As of June 30, 2001, the following costs related to the closings and restructurings were charged against the 2000 year restructuring reserve:

                                                 FACILITIES &    OTHER
                                                RELATED ASSETS   COSTS        TOTAL
                                                --------------  -------      -------
         Reserves recorded in fiscal year 2000     $ 6,989      $   511      $ 7,500
         Amount utilized in fiscal year 2000        (1,234)        (149)      (1,383)
                                                   -------      -------      -------
         Balance at July 1, 2000                     5,755          362        6,117

         Amount utilized in fiscal year 2001        (2,222)        (139)      (2,361)
                                                   -------      -------      -------
         Balance at June 30, 2001                  $ 3,533      $   223      $ 3,756
                                                   =======      =======      =======

13.      SUBSEQUENT EVENTS

         On November 14, 2001, the Company and certain of its senior secured lenders entered into Amendment No. 3 to Credit Agreement and Waiver (the "Amendment"). The Amendment waived existing defaults in connection with the failure to satisfy certain financial covenants for the quarterly periods ended June 30, 2001 and September 30, 2001, and the failure to deliver timely financial information to the senior secured lenders. Additionally, the Amendment revised certain future financial covenants. The Company expects to comply with the financial covenants contained in the Credit Agreement, as amended, throughout fiscal year 2002. However, there can be no assurance that the Company will be able to do so. The Amendment also provided for specific waivers necessary to permit the issuance of a new class of convertible preferred stock of the Company. In consideration for the waiver and amendments, the Company is required to issue additional equity of $15.0 million prior to May 14, 2002, with $3.4 million to be issued prior to the effectiveness of the Amendment and an additional $0.825 million to be issued prior to December 31, 2001. As part of the Amendment, JPMP agreed to guarantee a portion of the bank debt if LPA fails to satisfy its commitment to purchase the new equity prior to May 14, 2002 or earlier if the bank debt has been accelerated. The amount of such guaranty equals the amount of LPA's unfunded commitment to purchase the new equity, as adjusted from time to time.

         The Company offered all of its stockholders the right to purchase up to their respective pro rata amount of a newly created class of convertible preferred stock and warrants to purchase common stock. The convertible preferred stock is junior to the redeemable preferred stock of Parent in terms of dividends, distributions, and rights upon liquidation. Up to $4.25 million of convertible preferred stock of Parent and warrants to purchase 562,500 shares of common stock were offered. At any time, or from time to time, prior to May 14, 2002, as requested by Parent, the stockholders of Parent participating in the offer are required to purchase the balance of the convertible preferred stock being offered. All of the proceeds received by Parent will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

         Pursuant to the offer, on November 15, 2001 LPA acquired $3.4 million of Parent's convertible preferred stock and received warrants to purchase 452,343 shares of common stock. The proceeds were contributed to La Petite as common equity. In connection with such purchase, the banks waived their right under the Credit Agreement to require that the proceeds be used to repay amounts outstanding under the Credit Agreement. LPA also committed to purchase the balance of the $11.6 million of convertible preferred stock being offered and not otherwise purchased by the other stockholders of the Company. After giving effect to the investment on November 15, 2001, LPA beneficially owns approximately 90.0% of Parent's outstanding common stock on a fully diluted basis.

         In connection with the Amendment to the Credit Agreement and the $15.0 million of committed capital, management is continuing to review plans and actions that will enable the Company to improve future operations. However, there can be no assurance that the Company will be able to do so.

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and current position held by the persons who are the directors and executive officers of the Company:

Name                             Age                Position
----                             ---                --------

Stephen P. Murray ................38    Chairman of the Board and Director
Judith A. Rogala..................60    Chief Executive Officer, President and
                                        Director
Mitchell J. Blutt, M.D ...........44    Director
Terry D. Byers ...................47    Director
Robert E. King ...................65    Director
Brian J. Richmand ................47    Director
Ronald L. Taylor .................57    Director
Damaris M. Campbell ..............48    Vice President, Eastern Region
Jeffrey J. Fletcher ..............49    Chief Financial Officer
Brian J. Huesers .................40    Chief Information Officer
Lisa J. Miskimins ................41    Vice President, Central Region
Rebecca L. Perry .................46    Vice President, Operations
Bill Buckland ....................55    Vice President, People
Amy Larson........................38    Vice President, Marketing

The business experience during the last five years and other information relating to each executive officer and director of the Company is set forth below.

Stephen P. Murray became the Chairman of the Board in January 2000 and has been a Director of the Company since May 1998. Mr. Murray has been a General Partner of JPMP since 1994. From 1988 to 1994 Mr. Murray was a Principal at JPMP. Prior thereto, he was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Mr. Murray has a BA from Boston College and a MBA from Columbia Business School. He also serves as director of The Vitamin Shoppe, Starbelly, Inc., Home Products International, Inc., Futurecall Telemarketing, American Floral Services, The International Cornerstone Group, Medical Arts Press and Regent Lighting Corporation.

Judith A. Rogala became a director and the Chief Executive Officer and President of the Company in January 2000. From 1997 to 1999 Ms. Rogala was President of ARAMARK Uniform Services. She was an Executive Vice President of Office Depot from 1994 to 1997. From 1992 to 1994 she was President and Chief Executive Officer of EQ (the Environmental Quality Company) and from 1990 to 1992 Ms. Rogala was President and Chief Executive Officer of Flagship Express. From 1980 to 1990 she was a Senior Vice President at Federal Express. Ms. Rogala has a B.S. from Roosevelt University and a MBA from the University of New Mexico.

Mitchell J. Blutt, M.D. has been a Director of the Company since May 1998. Dr. Blutt has served as an Executive Partner of JPMP since 1992. From 1988 to 1992 he was a General Partner of JPMP. Dr. Blutt has a BA and a MD from the University of Pennsylvania and a MBA from The Wharton School of the University of Pennsylvania. He is an Adjunct Professor of Medicine at the New York Hospital/Cornell Medical School. Dr. Blutt is a director of the Hanger Orthopedic Group, Senior Psychology Services Corporation, Fisher Scientific International, dj Orthopedics, Inc, dj Orthopedics, LLC, Medsite.com, Palm Entertainment Corporation, and on the Advisory Boards of the DS Polaris Fund, Dubilier & Co., The Tinicum Fund, the Global Academy for the Human Genome Human Being and the Cornell Center for Complementary and Integrative Medicine. He is a member of the Board of Trustees of the University of Pennsylvania and a member of the Board of Overseers of the University of Pennsylvania's School of Arts and Sciences. Dr. Blutt also serves on the International Board of Governors of the Peres Center for Peace.

Terry D. Byers has been a Director of the Company since December 1998. Ms. Byers has more than 17 years experience in information technology ranging from hands-on systems design and development to executive management. She has extensive experience in designing and architecting enterprise-level IT infra-structures, developing and integrating business information systems, implementing large ERP applications, and developing and deploying technology-based solutions to clients. Since 1996, Ms. Byers has been a Senior Vice President and the Chief Technology Officer for American Floral Services, Inc. located in Oklahoma City. She holds a Bachelors of Business Administration degree in Computer Science from the University of Central Oklahoma.

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

Brian J. Richmand has been a Director of the Company since May 1998. Mr. Richmand became a Special Partner of JPMP in January 2000. He was a General Partner of JPMP from 1993 to 2000. From 1986 to August 1993 Mr. Richmand was a partner with the law firm of Kirkland & Ellis. He has a B.S. from The Wharton School of the University of Pennsylvania and a J.D. from Stanford Law School. Mr. Richmand is a director of Transtar Metals, L.L.C., Riverwood International Corp., Reiman Publishing, L.L.C., and American Media, Inc.

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

Damaris M. Campbell became the Vice President of the Eastern Region for the Company in June 2000. She is responsible for the supervision of 14 states. From 1997 to 2000, Ms. Campbell was an Area Vice President with supervisory responsibility for the operations of the Company in five states. She was a Divisional Director of 54 schools in three states from 1993 to 1997. From 1983 to 1993, she supervised 13 academies in the Charlotte, NC Region. She began her career with the Company in 1980 as a teacher.

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

Brian J. Huesers became Chief Information Officer of the Company in June 2000. From 1999 to 2000 Mr. Huesers was the Chief Information Officer for the Kansas City, Missouri School District. Mr. Huesers was the Assistant Vice President for Technical Services at H&R Block, Inc. from 1997 to 1999. From 1984 to 1996 Mr. Huesers held various positions at H&R Block Tax Services. Mr. Huesers has a BA from Washburn University.

Lisa J. Miskimins became the Vice President of the Central Region of the Company on June 2000. She is responsible for the supervision of 13 states. From 1997 to 2000, Ms. Miskimins was an Area Vice President with supervisory responsibility for the operations of the Company in eight midwestern states. She was a Divisional Director of 50 schools in three states from 1994 to 1997. She began her career with the Company in 1983 as a Preschool Teacher. Ms. Miskimins has a B.A. in Elementary Education and English.

Rebecca L. Perry became the Vice President of Operations in April 2000. She was the Executive Vice President of Operations from 1997 to 2000. From 1993 to 1997, Ms. Perry was a Senior Vice President and Eastern Operating Officer. From 1988 to 1993, she was Assistant Vice President of Operations with supervisory responsibility for the operations of the Company in 14 southern and midwestern states. From 1985 to 1988, she served as Divisional Director of Florida and from 1981 to 1985 she served as Regional Director of Tampa.

Bill Buckland joined the company in July as Vice President, People. From 1993 to 2001 Mr. Buckland was Vice President, Human Resources of Allied Van Lines, Inc. From 1990 to 1992 he was the Director, Human Resources for SuperAmerica Group, a subsidiary of Ashland Oil. From 1969 to 1990 Mr. Buckland held various positions in the Human Resources Department with the Montgomery Ward Company. He has a B.B.A. from the University of Kentucky.

Amy Larson joined the company August 1 as Vice President, Marketing. From 2000 to 2001 Ms. Larson was Vice President, Customer Experience Marketing, from iExplore. From 1999 to 2000 Ms. Larson was Sr. Marketing Manager for Peapod. From 1998 to 1999 she was Vice President, Marketing for the Travel Payment Services Division of Citigroup. From 1991 to 1998 Ms. Larson held various managerial positions with the Whirlpool Corporation. Ms. Larson has an M.B.A. in Finance and Marketing from the University of Illinois, and a B.S. in Business Information Systems from Illinois State University.


BOARD COMMITTEES AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors has an Audit Committee consisting of Robert E. King and Stephen P. Murray, and a Compensation Committee consisting of Stephen P. Murray and Brian J. Richmand. The Audit Committee reviews the scope and results of audits and internal accounting controls and all other tasks performed by our independent public accountants. The Compensation Committee determines compensation for the executive officers and will administer the 1998 Option Plan. None of the Company's executive officers have served as a director or member of the compensation committee (or other committee forming an equivalent function) of any other entity, whose executive officers served as a director of or member of the Compensation Committee of the Company's Board of Directors.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The members of the Board of Directors are reimbursed for out-of-pocket expenses related to their service on the Board of Directors or any committee thereof. In addition, members of the Board of Directors who are neither officers of the Company nor employed by JPMP or any of its partners are entitled to receive an attendance fee of $1,000 for each meeting attended.

On August 19, 1999, Parent adopted the LPA Holding Corp. 1999 Stock Option Plan for Non-Employee Directors (1999 Plan). The purpose of the plan is to provide a means for attracting, retaining, and incentivizing qualified directors. Under the terms of the plan, 10,000 shares of Parent's common stock are reserved for issuance to non-employee directors.

Non-employee directors may exercise their options to purchase shares of Parent's common stock once those options have vested. One-forty eighth of the options become vested on the last day of each month following the date of grant, if the person is a director on that day. Each option entitles the director to purchase one share of Parent's common stock. The exercise price will equal the fair market value on the date of grant of the option to the non-employee director. Vested options and shares of common stock may be repurchased from any non-employee director who ceases to be a director for any reason. Any options that have not vested at the time the non-employee director ceases to be a director are forfeited. For the 52 weeks ended June 30, 2001, options to purchase 182,285 shares of common stock of Parent have been granted under the plan.

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for the 52 weeks ended June 30, 2001 (2001), for the 52 weeks ended July 1, 2000 (2000), and for the 44 weeks ended July 3, 1999 (1999), by the Company's Chief Executive Officer, and the four other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the fiscal year:

                           SUMMARY COMPENSATION TABLE
                           COMPENSATION FOR THE PERIOD

                                                         ANNUAL              LONG-TERM         ALL OTHER
                                                      COMPENSATION          COMPENSATION     COMPENSATION
                                                      ------------          ------------     ------------

                                                                             NUMBER OF
                                                                            SECURITIES
                                                                            UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR      SALARY        BONUS   OPTION/SAR AWARDS
                                          ----      ------        -----   -----------------
Judith A. Rogala                          2001    $350,000      $175,000       49,810
   Chief Executive Officer & President    2000    $180,385(1)     87,500

Jeffrey J. Fletcher                       2001     160,150        64,000       20,000
    Chief Financial Officer               2000       7,385(2)     25,000

Rebecca L. Perry                          2001     151,438                      2,000
    Vice President Operations             2000     183,729
                                          1999     155,490

Brian J. Huesers                          2001     140,000                     20,000
    Chief Information Officer             2000      10,769(3)

Lisa J. Miskimins                         2001     115,780                     19,325         $14,879(4)
    Vice President, Central Region        2000      74,703         2,000
                                          1999      68,310                        750

(1)  2000 compensation covers 27 weeks from December 21, 1999 through July 1,
     2000.

(2)  2000 compensation covers three weeks from June 8, 2000 through July 1,
     2000.

(3)  2000 compensation covers four weeks from June 1, 2000 through July 1, 2000.

(4) Represents payments made to Ms. Miskimins related to her relocation to the Chicago, IL area.

     The following tables present information relating to grants to the named executive officers of options to purchase common stock of Company:

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

                                                                NUMBER OF
                                                               SECURITIES
                                                               UNDERLYING             VALUE OF
                                                               UNEXERCISED          IN-THE-MONEY
                                                              OPTIONS/SARS          OPTIONS/SARS
                                                              AT FY END (#)         AT FY END (2)

                           SHARES ACQUIRED      VALUE         EXERCISABLE/          EXERCISABLE/
        NAME               ON EXERCISE (#)    REALIZED       UNEXERCISABLE         UNEXERCISABLE
Judith A. Rogala                                            18,679 / 31,131(1)          0 / 0

Jeffrey J. Fletcher                                          5,000 / 15,000(1)          0 / 0

Rebecca L. Perry                                             3,275 /  2,325(1)          0 / 0

Brian J. Huesers                                             5,000 / 15,000(1)          0 / 0

Lisa J. Miskimins                                            5,352 / 14,648(1)          0 / 0

(1) The Board of Directors granted to certain key executives Tranche A options at $66.92 per share, an amount which approximates the fair value of a share of common stock of the Company at the date of the grant. These options become exercisable ratably over forty-eight months and expire ten years from the date of grant.

(2) The equity of the Company is not traded and there is no market for pricing the value of the options. "In the Money" calculations are based on the estimated enterprise value of the Company adjusted for debt, preferred stock, common shares issued and retired, warrants and options and adjustments for market liquidity and a control premium.

                               OPTIONS/SAR GRANTS
                               IN LAST FISCAL YEAR

                        NUMBER OF                                                     POTENTIAL REALIZABLE
                       SECURITIES     % OF TOTAL                                  VALUE (2) AT ASSUMED ANNUAL
                       UNDERLYING    OPTIONS/SAR'S    EXERCISE OR                     RATES OF STOCK PRICE
                     OPTIONS/SAR'S    GRANTED TO       BASE PRICE    EXPIRATION   APPRECIATION FOR OPTION TERM
   NAME                 GRANTED        EMPLOYEES       ($/SHARE)        DATE         5% ($)         10% ($)
   ----                 -------        ---------       ---------        ----         ------         -------
FISCAL YEAR 2001

Judith A. Rogala       49,810(1)          27%           $66.92     December, 2009  $2,096,285     $5,312,398

Jeffrey J. Fletcher    20,000(1)          11%           $66.92       June, 2010    $  841,713     $2,133,065

Rebecca Perry           2,000(1)           1%           $66.92       June, 2010    $   84,171     $  213,306

Brian J. Huesers       20,000(1)          11%           $66.92       June, 2010    $  841,713     $2,133,065

Lisa J. Miskimins      19,325(1)          11%           $66.92       June, 2010    $  813,305     $2,061,074

(1)  Tranche A options

(2) The potential realizable value of the options granted in fiscal year 2001 was calculated by multiplying those options by the excess of (a) the assumed fair value of a share of common stock at the end of the option's ten year term, based on a 5% or 10% annual increase in value from the fair value at date of issue over (b) the base price shown. This calculation does not take into account any taxes or other expenses which might be owed. The assumed fair value at a 5% assumed annual appreciation rate over the 10-year term is $109.91 and such value at a 10% assumed annual appreciation rate over that term is $173.57. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that the common stock will appreciate at these assumed rates or at all.

EMPLOYMENT CONTRACTS

The Company has entered into an employment agreement with Judith A. Rogala. The Employment Agreement provides for Ms. Rogala to receive a base salary, subject to annual performance adjustments, of $350,000 plus a bonus of up to 150% of base salary. Ms. Rogala was also entitled to receive a cash Interim Bonus with respect to the Company's fiscal year ending in July 2000 equal to $87,500 and a Signing Incentive of $1.5 million, vesting at 25% per year, payable on the fourth anniversary date of employment. The term of the Employment Agreement is three years subject to one year automatic renewals. The Employment Agreement also provides that the executive is entitled to participate in the health and welfare benefit plans available to the Company's other senior executives. The Employment Agreement provides for severance in the case of termination without 'cause' or a resignation with 'good reason' in an amount equal to one year of base salary plus a prorated bonus as described in the agreement and a cash lump sum equal to (a) any compensation payments deferred by Ms. Rogala, together with any applicable interest or other accruals; (b) any unpaid amounts, as of the date of such termination, in respect of the Bonus for the fiscal year ending before the fiscal year in which such termination occurs; (c) the Signing Incentive Bonus (to the extent not already paid) and (d) the Pro Rata Bonus as described in the agreement. Included in the severance in the case of termination without 'cause' or resignation with 'good reason' is one year of coverage under and participation in the Company's employee benefit program. The Employment Agreement also contains customary non-disclosure, non-competition and non-solicitation provision.


1998 OPTION PLAN

The Company adopted the 1998 Plan pursuant to which options, which currently represents 7.6% of Parent's common stock, on a fully diluted basis, are available to grant. The 1998 Plan provides for the granting of Tranche A and Tranche B options to purchase up to 60,074 shares of Parent's common stock. The options will be allocated in amounts to be agreed upon between LPA and Parent. Seventy-five percent of the options will vest over four years and twenty-five percent of the options will vest if certain transactions are consummated which generate certain minimum returns to LPA. The exercise price for the time vesting options will be 50% of the per share price paid by LPA for its common stock of Parent and the exercise price for the remaining options will be 100% of the per share price paid by LPA for its common stock of Parent. The options expire 10 years from the date of grant.

During fiscal year 2001, the Company amended the 1998 Plan, increasing to 230,000 the number of options available for grant. Options to purchase 190,210 shares of Parent's common stock have been granted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of La Petite's common stock is held by LPA Holding Corp. (Parent). As of November 27 2001, LPA Investment LLC (LPA) owned 89.6% of the outstanding common stock of Parent (approximately 90.0% on a fully diluted basis, including the warrants described below) and Vestar, the former principal stockholder of the Company, and La Petite's current and former management own approximately 3.6%, 1.8% and 5.0%, respectively, of the outstanding common stock of Parent (approximately 1.0%, 7.0% and 1.0%, respectively, on a fully diluted basis). In connection with the purchases of preferred stock of Parent, described below, LPA received warrants to purchase shares of Parent's common stock that currently represents the right to acquire 43.0% of Parent's common stock on a fully diluted basis.

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

The Stockholders' Agreement also contains covenants in respect of the delivery of certain financial information to Parent's stockholders and granting access to Parent's records to holders of more than 2% of our Parent's common stock.

A majority of the economic interests of LPA is owned by CB Capital Investors, LLC (CBCI), an affiliate of JPMP, and a majority of the voting interests of LPA is owned by an entity controlled by Robert E. King, one of Parent's Directors. However, pursuant to the LPA Operating Agreement, LPA has granted to CBCI the right to elect a majority of the directors of LPA if certain triggering events occur and LPA agreed not to take certain actions in respect of the common stock of Parent held by LPA without the consent of CBCI.
Accordingly, if certain triggering events occur, through its control of LPA, CBCI would be able to elect a majority of the Board of Directors of Parent. As a licensed small business investment company, or SBIC, CBCI is subject to certain restrictions imposed upon SBICs by the regulations established and enforced by the United States Small Business Administration. Among these restrictions are certain limitations on the extent to which an SBIC may exercise control over companies in which it invests. As a result of these restrictions, unless certain events described in the operating agreement occur, CBCI may not own or control a majority of the outstanding voting stock of LPA or designate a majority of the members of the Board of Directors. Accordingly, while CBCI owns a majority of the economic interests of LPA, CBCI owns less than a majority of LPA's voting stock.

In connection with the recapitalization, Parent and its stockholders following consummation of the recapitalization entered into a Registration Rights Agreement. The Registration Rights Agreement grants stockholders demand and incidental registration rights with respect to shares of capital stock held by them and contains customary terms and provisions with respect to such registration rights.

Pursuant to a notice dated November 13, 2001, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of a newly created class of convertible preferred stock and warrants to purchase common stock of Parent. The convertible preferred stock is junior to the redeemable preferred stock of Parent in terms of dividends, distributions, and rights upon liquidation. Up to $4.25 million of convertible preferred stock of Parent and warrants to purchase 562,500 shares of common stock of Parent were offered. Stockholders of Parent electing to participate in the offer were required to commit to purchase a similar percentage of an additional aggregate amount of convertible preferred stock equal to $10.75 million. At any time, or from time to time, prior to May 14, 2002, as requested by Parent, the stockholders of Parent participating in the pre-emptive rights offer are required to purchase the balance of the convertible preferred stock being offered thereby. All of the proceeds from the pre-emptive rights offer received by Parent will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

Pursuant to the pre-emptive offer, on November 15, 2001 LPA acquired $3.4 million of Parent's convertible preferred stock and received warrants to purchase 452,343 shares of common stock. The proceeds of that $3.4 million investment were contributed to La Petite as common equity. In connection with such purchase, the banks waived their right under the Credit Agreement to require that the proceeds be used to repay amounts outstanding under the Credit Agreement.

LPA also committed to purchase the balance of the $11.6 million of convertible preferred stock being offered and not otherwise purchased by the other stockholders of Parent. Prior to December 31, 2001 LPA is required to purchase an amount of convertible preferred stock equal to the difference between $0.8 million and the value of the amount of the convertible preferred stock purchased by other stockholders in connection with the pre-emptive offer. After December 31, 2001, the balance of the convertible preferred stock of Parent to be purchased by LPA will, as applicable, be purchased at any time, or from time to time, prior to May 14, 2002 at the request of Parent. If Parent has not requested that LPA fund its commitment to purchase the balance of the convertible preferred stock prior to May 14, 2002, LPA has the right to cause Parent to issue the balance of the convertible preferred stock to LPA. After giving effect to the investment on November 15, 2001, LPA beneficially owns approximately 90.0% of Holdings' outstanding common stock on a fully diluted basis.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

J.P. Morgan Securities Inc., or JPMSI, one of the initial purchasers of the old Senior Notes, is an affiliate of JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), an agent and a lender to La Petite under the Credit Agreement of the Senior Notes, LPA, an affiliate of JPMP and JPMSI, owns 89.6% of the outstanding common stock of Parent (approximately 90.0% on a fully diluted basis). LPA owns $45 million of Parent's redeemable preferred stock, $3.4 million of Parent's convertible preferred stock, and warrants to purchase 43.0% of the common stock of Parent on a fully diluted basis. Certain partners of JPMP are members of La Petite's Board of Directors (see Item 10). In addition, CSI, Chase and their affiliates perform various investment banking and commercial banking services on a regular basis for our affiliates.

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

Banc of America Securities LLC, one of the initial purchasers of the old Senior Notes, is an affiliate of Bank of America, an agent and lender under the Credit Agreement.

In December 1999 and November 2001, Parent sold additional equity in LPA. See "Item 1. Business - Organization"

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         See pages 24 to 41 of this Annual Report on Form 10-K for financial statements of LPA Holding Corp. as of June 30, 2001 and July 1, 2000 and for the 52 weeks ended June 30, 2001, for the 52 weeks ended July 1, 2000, and for the 44 weeks ended July 3, 1999.

(a) 2.   Financial Statement Schedules

         The following additional financial data should be read in conjunction with the consolidated financial statements for the 52 weeks ended June 30, 2001, for the 52 weeks ended July 1, 2000, and for the 44 weeks ended July 3, 1999. Other schedules not included with these additional financial statement schedules have been omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

                                    SCHEDULES

         Schedule I - Condensed Financial Information of Registrants

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

         3.2(i) Certificate of Designations, Preferences and Rights of Series A Redeemable Preferred Stock of LPA Holding Corp.

         3.3(i)     Bylaws of LPA Holding Corp.

         3.4(i) Amended and Restated Certificate of Incorporation of La Petite Academy, Inc.

         3.5(i)     Bylaws of La Petite Academy, Inc.

         3.6(v) Certificate of Amendment of the Amended and Restated Certificate of Incorporation of LPA Holding Corp. filed on December 13, 1999

         3.7(v) Certificate of Amendment of the Certificate of Designations, Preferences and Rights of Series A Redeemable Preferred Stock of LPA Holdings Corp. filed on December 13, 1999

         3.8(viii)  Certificate of Amendment of the Amended and Restated
                    Certificate of Incorporation of LPA Holding Corp., filed on November 14, 2001.

         3.9(viii)  Certificate of Designations, Preferences and Rights of
                    Series B Convertible Redeemable Participating Preferred Stock of LPA Holding Corp., filed on November 14, 2001.

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

         10.4(i) Stockholders Agreement among LPA Holding Corp., Vestar/LPT Limited Partnership, LPA Investment LLC and the management stockholders dated as of May 11, 1998

         10.5(v) Amendment #1 and Consent of the Stockholders Agreement among LPA Holding Corp., Vestar/LPT Limited Partnership, LPA Investment LLC and the management stockholders dated as April 8, 1999.

         10.6(i) 1998 Stock Option Plan and Stock Option Agreement for LPA Holding Corp. dated as of May 18, 1998

         10.7(i) Preferred Stock Registration Rights Agreement between LPA Holding Corp. and LPA Investment LLC dated May 11, 1998

         10.8(i) Registration Rights Agreement among LPA Holding Corp., Vestar/LPT Limited Partnership, the stockholders listed therein and LPA Investment LLC, dated May 11, 1998

         10.9(i) Credit Agreement dated as of May 11, 1998 among La Petite Academy, Inc., LPA Holding Corp., Nationsbank, N.A., and The Chase Manhattan Bank

         10.10(i) Pledge Agreement among La Petite Academy, Inc., LPA Holding Corp., Subsidiary Pledgors and Nationsbank, N.A. dated as of May 11, 1998

         10.11(i) Security Agreement among La Petite Academy, Inc., LPA Holding Corp., Subsidiary Guarantors and Nationsbank, N.A. dated as of May 11, 1998

         10.12(i) Parent Company Guarantee Agreement among LPA Holding Corp. and Nationsbank, N.A. dated as of May 11, 1998

         10.13(i) Subsidiary Guarantee Agreement among Subsidiary Guarantor of La Petite Academy, Inc., LPA Services, Inc. and Nationsbank, N.A. dated as of May 11, 1998

         10.14(i) Indemnity, Subrogation and Contribution Agreement among La Petite Academy, Inc., LPA Services, Inc., as Guarantor and Nationsbank, N.A. dated as of May 11, 1998

         10.19(v)   1999 Stock Option Plan for Non-Employee Directors

         10.20(iii) Agreement and Plan of Merger By and Between La Petite
                    Academy, Inc., LPA Acquisition Co. Inc., and Bright Start, Inc.

         10.21(v) Amendment No. 1, Consent and Waiver dated as of December 13, 1999, to the Credit Agreement dated as of May 11, 1998 among LPA Holding Corp., La Petite Academy, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent, Documentation Agent and Collateral Agent for the Lenders and The Chase Manhattan Bank as Syndication Agent

         10.22(v) Warrant No. 2 dated as of December 15, 1999, issued by LPA Holding Corp. to LPA Investment LLC

         10.23(v) Amendment No. 1 to the LPA Holding Corp. 1999 Stock Option Plan for Non-Employee Directors

         10.24(vii) Employment Agreement among LPA Holding Corp., La Petite
                    Academy, Inc., and Judith A. Rogala

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

         (vi) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form S-4 Post Effective Amendment #1, filed with the Securities and Exchange Commission on December 23, 1999

         (vii) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on February 16, 2000

         (viii) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on November 16, 2001.

         (*)        Filed herein

(b)      Reports on Form 8-K

                    During the last quarter of fiscal 2001, the Company filed a Form 8-K dated April 18, 2001 announcing the change of Company's fiscal year end from the 52/53 period ending on the first Saturday in July to the 52/53 period ending on the Saturday closest to June 30.

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

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                               JUNE 30,        JULY 1,
BALANCE SHEETS                                                                   2001           2000
                                                                              ---------      ---------
ASSETS:
Investment in La Petite Academy, Inc.                                         $ (27,188)     $ (21,207)

                                                                              ---------      ---------
                                                                              $ (27,188)     $ (21,207)
                                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Payable to La Petite Academy, Inc.                                             55,164         55,132
                                                                              ---------      ---------
      Total current liabilities                                                  55,164         55,132

Series A 12% redeemable preferred stock ($.01 par value per share);
  45,000 shares authorized, issued and outstanding at June 30, 2001 at aggregate liquidation preference of $1,360.563 and $1,211.291 as of
  July 1, 2000 (Note 7)                                                          54,941         47,314

Stockholders' deficit:
  Class A common stock ($.01 par value per share); 950,000 shares authorized and 564,985 issued and outstanding as of June 30, 2001 and
  July 1, 2000                                                                        6              6

  Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of June 30, 2001 and July 1, 2000

  Common stock warrants                                                           8,596          8,596
  Accumulated other comprehensive income                                            331
  Accumulated deficit                                                          (146,226)      (132,255)
                                                                              ---------      ---------
      Total stockholders' deficit                                              (137,293)      (123,653)
                                                                              ---------      ---------
                                                                              $ (27,188)     $ (21,207)
                                                                              =========      =========

LPA HOLDING CORP.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                  52 WEEKS      52 WEEKS      44 WEEKS
                                                    ENDED         ENDED         ENDED
                                                   JUNE 30,      JULY 1,       JULY 3,
STATEMENTS OF OPERATIONS                             2001         2000          1999
                                                  --------      --------      --------

Equity in net loss of La Petite Academy, Inc.       (5,981)      (10,547)         (797)
                                                  --------      --------      --------

Net loss                                          $ (5,981)     $(10,547)     $   (797)
                                                  ========      ========      ========


See notes to consolidated financial statements included in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                    52 WEEKS      52 WEEKS      44 WEEKS
                                                                      ENDED         ENDED         ENDED
                                                                     JUNE 30,      JULY 1,       JULY 3,
STATEMENTS OF CASH FLOWS                                               2001         2000          1999
                                                                    --------      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (5,981)     $(10,547)     $   (797)
   Adjustments to reconcile net loss to net cash from operating activities:
     Equity in net loss of La Petite Academy, Inc.                     5,981        10,547           797
                                                                    --------      --------      --------

             Net cash from operating activities                     $      -      $      -      $      -
                                                                    ========      ========      ========


See Notes to Consolidated Financial Statements included in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------


ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                          BALANCE AT      CHARGED TO                   BALANCE AT
                                            JULY 1,       COSTS AND                      JUNE 30
DESCRIPTION                                  2000          EXPENSES      WRITE-OFFS       2001
                                          ----------      ----------     ----------    ----------
Allowance for doubtful accounts           $      406      $    4,531     $    4,400    $      537
                                          ----------      ----------     ----------    ----------

                                          BALANCE AT      CHARGED TO                   BALANCE AT
                                            JULY 3,       COSTS AND                      JULY 1,
DESCRIPTION                                  1999          EXPENSES      WRITE-OFFS       2000
                                          ----------      ----------     ----------    ----------
Allowance for doubtful accounts           $      306      $    2,931     $    2,831    $      406
                                          ----------      ----------     ----------    ----------

                                          BALANCE AT      CHARGED TO                   BALANCE AT
                                          AUGUST 29,      COSTS AND                      JULY 3,
DESCRIPTION                                  1998          EXPENSES      WRITE-OFFS       1999
                                          ----------      ----------     ----------    ----------
Allowance for doubtful accounts           $      196      $    1,382     $    1,272    $      306
                                          ----------      ----------     ----------    ----------

                                                                     (continued)

LPA HOLDING CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------


RESERVE FOR CLOSED
ACADEMIES

                                          BALANCE AT      CHARGED TO                   BALANCE AT
                                            JULY 1,       COSTS AND      CHARGED TO      JUNE 30,
DESCRIPTION                                  2000          EXPENSES        RESERVE        2001
                                          ----------      ----------     ----------    ----------

Reserve for Closed Academies              $    8,563      $      426     $    4,031    $    4,958
                                          ----------      ----------     ----------    ----------

                                          BALANCE AT      CHARGED TO                   BALANCE AT
                                            JULY 3,       COSTS AND      CHARGED TO      JULY 1,
DESCRIPTION                                  1999          EXPENSES        RESERVE        2000
                                          ----------      ----------     ----------    ----------
Reserve for Closed Academies              $    4,048      $    7,500     $    2,985    $    8,563
                                          ----------      ----------     ----------    ----------

                                          BALANCE AT      CHARGED TO                   BALANCE AT
                                          AUGUST 30,      COSTS AND      CHARGED TO      JULY 3,
DESCRIPTION                                  1998          EXPENSES        RESERVE        1999
                                          ----------      ----------     ----------    ----------
Reserve for Closed Academies              $    5,417      $              $    1,369    $    4,048
                                          ----------      ----------     ----------    ----------


                                                                     (concluded)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27, 2001.

                                           LPA Holding Corp.

                                           /s/ Jeffrey J. Fletcher
                                           -------------------------------------
                                           By: Jeffrey J. Fletcher

Chief Financial Officer and duly authorized representative of the registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on November 27, 2001.

/s/ Judith A. Rogala                       /s/ Stephen P. Murray
--------------------------------------     -------------------------------------
By: Judith A. Rogala                       By: Stephen P. Murray
Chief Executive Officer, President and     Chairman of the Board and Director
Director

/s/ Mitchell J. Blutt, M.D.                /s/ Brian J. Richmand
--------------------------------------     -------------------------------------
By: Mitchell J. Blutt, M.D.                By: Brian J. Richmand
Director                                   Director

/s/ Robert E. King                         /s/ Terry D. Byers
--------------------------------------     -------------------------------------
By: Robert E. King                         By: Terry D. Byers
Director                                   Director

/s/ Ronald L. Taylor
--------------------------------------
By: Ronald L. Taylor
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27, 2001.

                                           La Petite Academy, Inc.

                                           /s/ Jeffrey J. Fletcher
                                           -------------------------------------
                                           By: Jeffrey J. Fletcher
                                           Chief Financial Officer and duly
                                           authorized representative of the
                                           registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on November 27, 2001.

/s/ Judith A. Rogala                       /s/ Stephen P. Murray
--------------------------------------     -------------------------------------
By: Judith A. Rogala                       By: Stephen P. Murray
Chief Executive Officer, President and     Chairman of the Board and Director
Director

/s/ Mitchell J. Blutt, M.D.                /s/ Brian J. Richmand
--------------------------------------     -------------------------------------
By: Mitchell J. Blutt, M.D.                By: Brian J. Richmand
Director                                   Director

/s/ Robert E. King                         /s/ Terry D. Byers
--------------------------------------     -------------------------------------
By: Robert E. King                         By: Terry D. Byers
Director                                   Director

/s/ Ronald L. Taylor
--------------------------------------
By: Ronald L. Taylor
Director

                                  EXHIBIT INDEX



         EXHIBIT
         NUMBER                         DESCRIPTION

         3.1(i) Amended and Restated Certificate of Incorporation of LPA Holding Corp.

         3.2(i) Certificate of Designations, Preferences and Rights of Series A Redeemable Preferred Stock of LPA Holding Corp.

         3.3(i)     Bylaws of LPA Holding Corp.

         3.4(i) Amended and Restated Certificate of Incorporation of La Petite Academy, Inc.

         3.5(i)     Bylaws of La Petite Academy, Inc.

         3.6(v) Certificate of Amendment of the Amended and Restated Certificate of Incorporation of LPA Holding Corp. filed on December 13, 1999

         3.7(v) Certificate of Amendment of the Certificate of Designations, Preferences and Rights of Series A Redeemable Preferred Stock of LPA Holdings Corp. filed on December 13, 1999

         3.8(viii)  Certificate of Amendment of the Amended and Restated
                    Certificate of Incorporation of LPA Holding Corp., filed on November 14, 2001.

         3.9(viii)  Certificate of Designations, Preferences and Rights of
                    Series B Convertible Redeemable Participating Preferred Stock of LPA Holding Corp., filed on November 14, 2001.

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

         10.4(i) Stockholders Agreement among LPA Holding Corp., Vestar/LPT Limited Partnership, LPA Investment LLC and the management stockholders dated as of May 11, 1998

         10.5(v) Amendment #1 and Consent of the Stockholders Agreement among LPA Holding Corp., Vestar/LPT Limited Partnership, LPA Investment LLC and the management stockholders dated as April 8, 1999.

         10.6(i) 1998 Stock Option Plan and Stock Option Agreement for LPA Holding Corp. dated as of May 18, 1998

         10.7(i) Preferred Stock Registration Rights Agreement between LPA Holding Corp. and LPA Investment LLC dated May 11, 1998

         10.8(i) Registration Rights Agreement among LPA Holding Corp., Vestar/LPT Limited Partnership, the stockholders listed therein and LPA Investment LLC, dated May 11, 1998

         10.9(i) Credit Agreement dated as of May 11, 1998 among La Petite Academy, Inc., LPA Holding Corp., Nationsbank, N.A., and The Chase Manhattan Bank

         10.10(i) Pledge Agreement among La Petite Academy, Inc., LPA Holding Corp., Subsidiary Pledgors and Nationsbank, N.A. dated as of May 11, 1998

         10.11(i) Security Agreement among La Petite Academy, Inc., LPA Holding Corp., Subsidiary Guarantors and Nationsbank, N.A. dated as of May 11, 1998

         10.12(i) Parent Company Guarantee Agreement among LPA Holding Corp. and Nationsbank, N.A. dated as of May 11, 1998

         10.13(i) Subsidiary Guarantee Agreement among Subsidiary Guarantor of La Petite Academy, Inc., LPA Services, Inc. and Nationsbank, N.A. dated as of May 11, 1998

         10.14(i) Indemnity, Subrogation and Contribution Agreement among La Petite Academy, Inc., LPA Services, Inc., as Guarantor and Nationsbank, N.A. dated as of May 11, 1998

         10.19(v)   1999 Stock Option Plan for Non-Employee Directors

         10.20(iii) Agreement and Plan of Merger By and Between La Petite
                    Academy, Inc., LPA Acquisition Co. Inc., and Bright Start, Inc.

         10.21(v) Amendment No. 1, Consent and Waiver dated as of December 13, 1999, to the Credit Agreement dated as of May 11, 1998 among LPA Holding Corp., La Petite Academy, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent, Documentation Agent and Collateral Agent for the Lenders and The Chase Manhattan Bank as Syndication Agent

         10.22(v) Warrant No. 2 dated as of December 15, 1999, issued by LPA Holding Corp. to LPA Investment LLC

         10.23(v) Amendment No. 1 to the LPA Holding Corp. 1999 Stock Option Plan for Non-Employee Directors

         10.24(vii) Employment Agreement among LPA Holding Corp., La Petite
                    Academy, Inc., and Judith A. Rogala

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

         (vi) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form S-4 Post Effective Amendment #1, filed with the Securities and Exchange Commission on December 23, 1999

         (vii) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on February 16, 2000

         (viii) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on November 16, 2001.

         (*)        Filed herein