Form 10-Q
period 2001-10-20
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2001-12-04
CIK 1062774, 901116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended October 20, 2001

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


As of December 03, 2001, LPA Holding Corp. had outstanding 564,985 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of December 03, 2001, the additional registrant had the number of outstanding shares, shown on the following table.

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

LPA HOLDING CORP. AND SUBSIDIARIES

INDEX
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):
    Consolidated Balance Sheets                                              4

    Consolidated Statements of Operations and Comprehensive Operations       5

    Consolidated Statements of Cash Flows                                    6

    Notes to Consolidated Financial Statements                              7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     10-14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           14


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     15


SIGNATURES                                                                 16-17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
LPA HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------
ASSETS                                                   OCTOBER 20,    JUNE 30,
                                                            2001          2001
Current assets:
  Cash and cash equivalents                              $   5,427    $   5,078
  Restricted cash investments                                  949           91
  Receivables (net of allowance for doubtful
   accounts of $917 and $537, respectively)                  9,487        9,920
  Prepaid supplies and expenses                             13,108        9,821
  Other current assets                                         980           55
                                                         ---------    ---------
    Total current assets                                    29,951       24,965

Property and equipment (net of accumulated
 depreciation of $49,034 and $46,278, respectively)         57,670       59,024
Intangible assets (net of accumulated amortization
 of $20,225 and $19,356, respectively)                      55,493       56,361
Other assets                                                 8,347        8,747
Deferred income taxes                                       17,603       16,276
                                                         ---------    ---------
                                                         $ 169,064    $ 165,373
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Overdrafts due banks                                   $   5,136    $   5,925
  Accounts payable                                           5,976        5,707
  Other current liabilities (Note 3)                        40,045       34,385
                                                         ---------    ---------
     Total current liabilities                              51,157       46,017

Long-term debt and capital lease obligations (Note 4)      197,770      194,648
Other long-term liabilities                                  5,530        7,060
Series A 12% redeemable preferred stock ($.01 par value
 per share); 45,000 shares authorized, issued and
 outstanding as of October 20, 2001 and June 30, 2001
 at aggregate liquidation preference of $1,410.254
 and $1,360.563 per share, respectively                     57,457       54,941

Stockholders' deficit:
  Class A Common Stock ($.01 par value per share);
  950,000 shares authorized and 564,985 issued and
  outstanding as of October 20, 2001 and June 30, 2001           6            6
  Class B Common stock ($.01 par value per share);
  20,000 shares authorized, issued and outstanding
  as of October 20, 2001 and June 30, 2001
  Common stock warrants                                      8,596        8,596
  Other comprehensive income                                   310          331
  Accumulated deficit                                     (151,762)    (146,226)
                                                         ---------    ---------
     Total stockholders' deficit                          (142,850)    (137,293)
                                                         ---------    ---------
                                                         $ 169,064    $ 165,373
                                                         =========    =========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(UNAUDITED)
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
                                                   16 WEEKS ENDED
                                           -----------------------------
                                           OCTOBER 20,       OCTOBER 21,
                                              2001              2000

Revenues, net                                $117,307         $114,274

Operating expenses:
  Salaries, wages and benefits                 65,039           65,011
  Facility lease expense                       13,985           13,689
  Depreciation and amortization                 4,588            4,798
  Provision for doubtful accounts                 882              888
  Other                                        30,785           28,118
                                             --------         --------
    Total operating expenses                  115,279          112,504
                                             --------         --------
Operating income                                2,028            1,770

Interest income                                   (85)             (28)
Interest expense                                6,638            7,441
                                             --------         --------
Loss before income taxes                       (4,525)          (5,643)

Benefit for income taxes                       (1,505)          (1,976)
                                             --------         --------
Net Loss                                       (3,020)          (3,667)
                                             ========         ========
Other comprehensive income (loss):
   Other comprehensive loss                                     (1,565)
   Reclassification into operations                21             (157)
                                             --------         --------
Total other comprehensive loss                     21           (1,722)
                                             --------         --------
Comprehensive loss                           $ (2,999)        $ (5,389)
                                             ========         ========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
                                                             16 WEEKS ENDED
                                                       -------------------------
                                                       OCTOBER 20,   OCTOBER 21,
                                                          2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(3,020)       $(3,667)
Adjustments to reconcile net loss to net cash
  from operating activities:
   Amortization of transition adjustment
    into operations                                         (35)           264
   Depreciation and amortization                          4,881          5,140
   Deferred income taxes                                 (3,868)        (2,910)
Changes in assets and liabilities:
   Receivables                                              433         (1,361)
   Prepaid supplies and expenses                         (3,287)         2,326
   Accrued property and sales taxes                         967            875
   Accrued interest payable                               4,540          5,503
   Accounts payable and other current liabilities           (26)        (5,639)
   Other changes in assets and liabilities, net           1,148           (196)
                                                        -------        -------
     Net cash from operating activities                   1,733            335
                                                        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (2,568)        (1,920)
  Proceeds from sale of assets                                2            183
                                                        -------        -------
     Net cash used for investing activities              (2,566)        (1,737)
                                                        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt and capital lease obligations          (371)          (645)
  Borrowings under the Revolving Credit Agreement         3,200          6,000
  Increase (reduction) in overdrafts due banks             (789)          (797)
  Decrease (increase) in restricted cash investments       (858)        (3,990)
                                                        -------        -------
      Net cash provided by financing activities           1,182            568
                                                        -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        349           (834)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          5,078          4,008
                                                        -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 5,427        $ 3,174
                                                        =======        =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                             $ 3,255        $ 1,332
   Income taxes                                              83             94
Cash received during the period for:
   Interest                                             $    85        $    33
   Income taxes                                                             19


See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.  GENERAL

     La Petite Academy, Inc. (La Petite), founded in 1968, is the largest privately held and one of the leading for-profit preschool educational providers in the United States. La Petite Academy, Inc. provides center-based educational services and childcare to children between the ages of six weeks and 12 years.

     La Petite is owned by LPA Holding Corp. (Parent). On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company owned by an affiliate of J.P. Morgan Partners (JPMP), formerly Chase Capital Partners, and by an entity controlled by Robert E. King, a director of La Petite and Parent, entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). The Recapitalization was completed May 11, 1998.

     On December 15, 1999, LPA acquired an additional $15.0 million of Parent's redeemable preferred stock and received warrants to purchase an additional 3% of Parent's common stock on a fully-diluted basis. The $15.0 million proceeds received by Parent was contributed to La Petite as common equity. As a result of the recapitalization and additional purchase of preferred stock and warrants, LPA beneficially owns 81.3% of the common stock of Parent on a fully diluted basis and $45 million of redeemable preferred stock of Parent (See Note 7). An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King owns a majority of the voting interests of LPA.

     La Petite has two wholly owned subsidiaries, LPA Services, Inc. (Services), a third party administrator for La Petite insurance claims, and Bright Start, Inc. (Bright Start), an operator of preschools in various states.

     Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the Company.

     As of October 20, 2001, the Company operated 725 Academies including 661 residential Academies, 32 employer-based Academies and 32 Montessori schools located in 36 states and the District of Columbia. For the 16 weeks ended October 20, 2001, the Company had an average attendance of approximately 72,000 full and part-time children.

2.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). The results for the interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2001.

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

     Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

3.  OTHER CURRENT LIABILITIES (in thousands of dollars)

                                                                   OCTOBER 20, 2001         JUNE 30, 2001
                                                                   ----------------         -------------
Current reserve for closed academies                                     $3,024                  $3,100
Current maturities of long-term debt and capital lease
   obligations                                                              974                   1,255
Accrued salaries, wages and other payroll costs                          14,734                 15,495
Accrued insurance liabilities                                             3,276                   2,359
Accrued property and sales taxes                                          4,335                   3,368
Accrued interest payable                                                  7,027                   2,487
Other current liabilities                                                 6,675                   4,692
Current deferred income taxes                                                                     1,629
                                                                        -------                 -------
                                                                        $40,045                 $34,385
                                                                        =======                 =======

4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (in thousands of dollars)

                                                                     OCTOBER 20, 2001       JUNE 30, 2001
                                                                     ----------------       -------------
Senior Notes, 10.0% due May 15, 2008                                    $145,000                $145,000
Borrowings under credit agreement                                         53,200                  50,250
Capital lease obligations                                                    544                     653
                                                                        --------                --------
                                                                         198,744                 195,903
Less current maturities of long-term debt and capital lease
  obligations                                                               (974)                 (1,255)
                                                                        --------                --------
                                                                        $197,770                $194,648
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

6.   NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, No. 142, Goodwill and other Intangible Assets, No. 143, Accounting for Asset Retirement Obligations, and No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. These Statements are effective on various dates through the Company's 2002 and 2003 fiscal years. The Company has not yet determined the impact of implementation of these Statements.

7.  SUBSEQUENT EVENTS

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

The Company operated 725 schools at the end of the first quarter of fiscal year 2002 as compared to 749 schools for the same period of fiscal year 2001. The net decrease of 24 schools is a result of 35 closures and 11 openings. The closures resulted from management's decision to close certain schools located in areas where the demographic conditions no longer supported an economically viable operation. New schools, as defined by the Company, are schools open less than two years at the start of the current fiscal year.

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

RESULTS OF OPERATIONS

The Company's operating results for the comparative 16 weeks were as follows (in thousands of dollars):

                                                                        16 Weeks Ended
                                          ----------------------------------------------------------------------------------
                                           October                  Percent                October                  Percent
                                              20,                     of                      21,                     of
                                             2001                   Revenue                  2000                   Revenue
                                          ========                  ======                 ========                 =======
Revenues, net                             $117,307                 100.00%                 $114,274                 100.00%
Operating expenses:
  Salaries, wages and benefits              65,039                    55.4                   65,011                    56.9
  Facility lease expense                    13,985                    11.9                   13,689                    12.0
  Depreciation and amortization              4,588                     3.9                    4,798                     4.2
  Provision for doubtful                       882                     0.7                      888                     0.8
  Other                                     30,785                    26.4                   28,118                    24.6
                                          --------                 -------                 --------                 -------
    Total operating expenses               115,279                    98.3                  112,504                    98.5
                                          --------                 -------                 --------                 -------
Operating income                          $  2,028                    1.7%                 $  1,770                    1.5%
                                          ========                 =======                 ========                 =======
EBITDA (as defined)                       $  6,616                    5.6%                 $  6,568                    5.7%
                                          ========                 =======                 ========                 =======


Operating revenue increased $3.0 million or 2.7% from the same period last year. This revenue increase is a result of a $5.4 million increase at established academies, a $1.0 million increase at new academies, offset by a reduction in revenue from closed academies of $3.4 million. The revenue increase at established academies is principally due to a 8.1% increase in the average weekly FTE tuition rate offset by a decline in the FTE attendance of 4.5%. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place in January 2001 and September 2001 based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was due to a 2.2% decline at our established schools (schools which were open prior to the 2000 year) and a 87.7% decline in schools closed during the 2000 and 2001 years, offset by a 22.2% increase at our new schools.

Salaries, wages, and benefits were virtually unchanged from the same period last year. As a percentage of revenue, labor costs decreased to 55.4% from 56.9% in the prior year. The changes in salaries, wages, and benefits includes incremental labor costs of $2.1 million at established academies, incremental labor costs of $0.6 million at new academies, increased field management and corporate administration labor costs of $0.4 million, increased costs for bonuses and benefits of $0.4 million, offset by reduced incremental labor costs of $2.6 million at closed academies. The increase in labor costs at established schools was mainly due to a 8.3% increase in average hourly wage rates offset by a 1.8% decline in labor hours compared to the prior year.

Facility lease expense increased $0.3 million or 2.2% from the same period last year. This increase was principally due to the increase of monthly lease payments on certain academies where operating performance payments were eliminated.

Depreciation and amortization decreased $0.2 million from the same period last year. This decrease was mainly due to the closings that occurred in fiscal year 2001.

Other operating costs increased $2.6 million or 9.5% from the same period last year. Other operating costs include repair and maintenance, utilities, insurance, marketing, real estate taxes, food, supplies, transportation, recruitment and training. The increase was due primarily to higher marketing, insurance, utilities, property taxes, travel and meeting costs, offset by decreases in food, repair and maintenance, and transportation costs. As a percentage of revenue, other operating costs increased to 26.4% as compared to 24.6% during the same period last year.

As a result of the foregoing, the Company had operating income of $2.0 million, an increase from last year of $0.3 million.

EBITDA is defined as net income before non-cash restructuring charges, extraordinary items, net interest costs, income taxes, depreciation and amortization. EBITDA was $6.7 million for the period ended October 21, 2001, an increase of $.01 million from the prior year. The increase in EBITDA is principally due to increased revenues offset by higher other operating expenses including insurance, marketing, summer activity costs and management meeting costs. EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operating activities and other consolidated income or cash flow statement data prepared in accordance with the accounting principles generally accepted in the United States of America or as a measure of the Company's profitability or liquidity. EBITDA may not be comparable to similarly titled measures used by other companies. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs.

Net interest expense decreased $0.9 million compared to the same period last year. The decrease was principally due to lower interest rates and the elimination of certain derivative investments held by the company during the first quarter of last year offset by higher average borrowings under the revolver. (See Item 3 for details on the elimination of certain derivative investments held by the Company).

After adding back to pre-tax income permanent differences, the effective income tax rate was approximately 41% for the current year compared to an effective income tax rate of approximately 42.5% for last year.

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

The Credit Agreement will terminate on May 11, 2005. The term loan amortizes in an amount equal to $1.0 million per year in fiscal years 2002 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On October 20, 2001, there was $37.0 million outstanding on the term loan and $16.2 million outstanding on the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount equal to $7.8 million, and $1.0 million was available for working capital purposes under the Revolving Credit Facility. However as of October 20, 2001 the agent bank under the Credit agreement had notified the Company that an event of default existed thereunder and that no additional borrowings would be permitted (See Note 7). The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

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

Pursuant to a notice dated November 13, 2001, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of a newly created class of convertible preferred stock and warrants to purchase common stock of Parent. The convertible preferred stock is junior to the redeemable preferred stock of Parent in terms of dividends, distributions, and rights upon liquidation. Up to $4.25 million of convertible preferred stock of Parent and warrants to purchase 562,500 shares of common stock of Parent were offered. Stockholders of Parent electing to participate in the offer were required to commit to purchase a similar percentage of an additional aggregate amount of convertible preferred stock equal to $10.75 million. At any time, or from time to time, prior to May 14, 2002, as requested by Parent, the stockholders of Parent participating in the preemptive rights offer are required to purchase the balance of the convertible preferred stock being offered thereby. All of the proceeds from the pre-emptive rights offer received by Parent will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

Pursuant to the preemptive offer, on November 15, 2001 LPA acquired $3.4 million of Parent's convertible preferred stock and received warrants to purchase 452,343 shares of common stock. The proceeds of that $3.4 million investment were contributed to La Petite as common equity. In connection with such purchase, the banks waived their right under the Credit Agreement to require that the proceeds be used to repay amounts outstanding under the Credit Agreement.

LPA also committed to purchase the balance of the $11.6 million of convertible preferred stock being offered and not otherwise purchased by the other stockholders of Parent. Prior to December 31, 2001, LPA is required to purchase an amount of convertible preferred stock equal to the difference between $0.8 million and the value of the amount of the convertible preferred stock purchased by other stockholders in connection with the preemptive offer. After December 31, 2001, the balance of the convertible preferred stock of Parent to be purchased by LPA will, as applicable, be purchased at any time, or from time to time, prior to May 14, 2002 at the request of Parent. If Parent has not requested that LPA fund its commitment to purchase the balance of the convertible preferred stock prior to May 14, 2002, LPA has the right to cause Parent to issue the balance of the convertible preferred stock to LPA. After giving effect to the investment on November 15, 2001, LPA beneficially owns approximately 90.0% of Holdings' outstanding common stock on a fully diluted basis.

In connection with the Amendment to the Credit Agreement and the $15.0 million of committed capital, management is continuing to review plans and actions that will enable the Company to improve future operations. However, there can be no assurance that the Company will be able to do so.

Cash flows from operating activities were $1.7 million during the 16 weeks ended October 20, 2001 as compared to cash flows from operating activities of $0.3 million during the same period in fiscal year 2001. The $1.4 million increase in operating cash flow is principally due a $5.6 million increase in accounts payable and other current liabilities, a $1.8 million decrease in accounts receivable and a $1.3 million change in other assets and liabilities, offset by a $5.6 million increase in prepaid expenses and supplies, a $1.1 million increase in deferred taxes and a decrease in accrued interest of $1.0 million.

Cash flows used for investing activities were $2.6 million during the 16 weeks ended October 20, 2001, as compared to cash flows used of $1.7 million during the 16 weeks ended October 21, 2000. The $0.8 million increase in cash flows used for investing activities was principally due to an increase of $0.6 million for maintenance and development.

Cash flows from financing activities were $1.2 million during the 16 weeks ended October 20, 2001, compared to cash flows from financing activities of $0.6 million during the same period of fiscal year 2001. The $0.6 million increase in cash flows from financing activities was principally due to a $3.1 million decrease in restricted cash investments; a decrease in debt and capital lease payments of $0.3 million, offset by an decrease in borrowings on the revolver. Restricted cash investments represents cash deposited in escrow accounts to be utilized for the expected claim payout under the Company's workers compensation insurance coverage.

The Company opened four new corporate sites and two school additions during the 16 weeks ended October 20, 2001. The cost to open a new school ranges from $1.0 million to $1.5 million, of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the school may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process. The Company intends to explore other efficient real estate financing transactions in the future as needed. As of October 20, 2001, the Company had $2.5 million invested in new school development in excess of amounts received from sale and leaseback transactions.

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

Total capital expenditures for the 16 weeks ended October 20, 2001 and October 21, 2000, were $2.6 million, and $1.7 million, respectively. The increase in total capital expenditures is a result of increased spending on the maintenance and the development of new schools. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 16 weeks ended October 20, 2001 and October 21, 2000 were $2.3 million and $1.9 million, respectively.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 16 weeks ended October 20, 2001 and October 21, 2000, were $3.7 million and $4.0 million, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Current indebtedness consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $37.0 million at October 20, 2001 and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") not to be less than an amount equal to 2.50% per annum, plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 3.25% for LIBOR loans and 2.25% for ABR loans. The Senior Notes will mature in May 2008 and the Credit Agreement will mature in May 2005. The term loan amortizes in an amount equal to $1.0 million in fiscal year 2002 through 2003, $7.8 million in fiscal year 2004 and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined).

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

There were no initial costs associated with either the swap or the interest rate collar agreements as the floor and ceiling cap rates were priced to offset each other. Any differential paid or received based on the swap/collar agreements is recognized as an adjustment to interest expense. As of October 20, 2001, the notional value of such derivatives was $18.5 million.

A 1% increase in the applicable index rate, after giving effect to the interest rate collar, would result in an interest expense increase of $0.3 million per year. A 1% decrease in the applicable index rate, after giving effect to the interest rate collars, would result in an interest expense decrease of $0.3 million per year.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits required by Item 601 of Regulation S-K:

         None

b.       Reports on Form 8-K:

         On September 4, 2001 the Company filed a current report on Form 8-K reporting that it was in default under its Credit Agreement and announcing its preliminary results for the fiscal year ended June 30, 2001.



ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LPA HOLDING CORP.

Dated December 4, 2001               /s/ Jeffrey J. Fletcher
                                     ------------------------
                                     By: Jeffrey J. Fletcher

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


                                     LA PETITE ACADEMY, INC.

Dated December 4, 2001               /s/ Jeffrey J. Fletcher
                                     ------------------------
                                     By: Jeffrey J. Fletcher

                                     Chief Financial Officer and duly authorized representative of the registrant