Form 10-Q
period 2002-01-12
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2002-02-26
CIK 1062774, 901116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended January 12, 2002

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


As of February 26, 2002, LPA Holding Corp. had outstanding 564,985 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of February 26, 2002, the additional registrant had the number of outstanding shares, shown on the following table.

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
                                                                               Stock (par value, $.01 per
                                                                               share)

LPA HOLDING CORP. AND SUBSIDIARIES

INDEX
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
                                                                          PAGE
                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Consolidated Balance Sheets                                            4-5

    Consolidated Statements of Operations and Comprehensive Operations      6

    Consolidated Statements of Cash Flows                                   7

    Notes to Consolidated Financial Statements                             8-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  12-17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       17-18


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  19


SIGNATURES                                                                20-21

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

LPA HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                           JANUARY 12,   JUNE 30,
                                                                              2002         2001
ASSETS
Current assets:
  Cash and cash equivalents                                                 $  5,055     $  5,078
  Restricted cash investments                                                  1,730           91
  Accounts and notes receivable (net of allowance for doubtful accounts
    of $699 and $537, respectively)                                           10,866        9,920
  Prepaid supplies and expenses                                               13,190        9,821
  Other current assets                                                           919           55
                                                                            --------     --------
    Total current assets                                                      31,760       24,965

Property and equipment (net of accumulated depreciation of $51,844
  and $46,278, respectively)                                                  54,903       59,024
Intangible assets (net of accumulated amortization of $20,877 and
  $19,356, respectively)                                                      54,841       56,361
Other assets                                                                   9,028        8,747
Deferred income taxes                                                         18,067       16,276
                                                                            --------     --------
                                                                            $168,599     $165,373
                                                                            ========     ========

                                                                     (Continued)

LPA HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                            JANUARY 12,      JUNE 30,
                                                                               2002            2001
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Overdrafts due banks                                                       $   6,648      $   5,925
  Accounts payable                                                               4,589          5,707
  Other current liabilities (Note 3)                                            34,705         34,385
                                                                             ---------      ---------
    Total current liabilities                                                   45,942         46,017

Long-term debt and capital lease obligations (Note 4)                          198,344        194,648
Other long-term liabilities                                                      5,240          7,060
Series A 12% redeemable preferred stock ($.01 par value per share);
    45,000 shares authorized, issued and outstanding as of
    January 12, 2002 and June 30, 2001; aggregate liquidation
    preference of $65.2 million and $61.2 million, respectively                 59,363         54,941
Series B 5% convertible redeemable participating preferred stock
    ($.01 par value per share); 6,900,000 shares authorized, 2,644,865 issued and outstanding as of January 12, 2002; aggregate liquidation preference of $5.8 million, and no shares authorized, issued and
    outstanding as of June 30, 2001                                              4,586

Stockholders' deficit:
  Class A Common Stock ($.01 par value per share); 14,980,000 and
    950,000 shares authorized and 564,985 issued and outstanding as
    of January 12, 2002 and June 30, 2001, respectively                              6              6
  Class B Common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of January 12, 2002 and
    June 30, 2001, respectively
  Common  stock warrants                                                         9,819          8,596
  Other comprehensive income                                                       295            331
  Accumulated deficit                                                         (154,996)      (146,226)
                                                                             ---------      ---------
    Total stockholders' deficit                                               (144,876)      (137,293)
                                                                             ---------      ---------
                                                                             $ 168,599      $ 165,373
                                                                             =========      =========


                                                                     (Concluded)
See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS (UNAUDITED) (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                             12 WEEKS ENDED                28 WEEKS ENDED
                                       --------------------------------------------------------
                                       JANUARY 12,    JANUARY 13,    JANUARY 12,    JANUARY 13,
                                           2002          2001           2002           2001
Revenues, net                           $  85,719      $  84,861      $ 203,026      $ 199,135

Operating expenses:
  Salaries, wages and benefits             47,173         48,028        112,212        113,039
  Facility lease expense                   10,597         10,213         24,582         23,902
  Depreciation and amortization             3,462          3,564          8,050          8,362
  Provision for doubtful accounts             663          1,117          1,545          2,005
  Other                                    20,793         20,061         51,578         48,180
                                        ---------      ---------      ---------      ---------

    Total operating expenses               82,688         82,983        197,967        195,488
                                        ---------      ---------      ---------      ---------

Operating income                            3,031          1,878          5,059          3,647

Interest income                               (16)           (20)          (101)           (48)
Interest expense                            4,719          2,846         11,357         12,656
                                        ---------      ---------      ---------      ---------

Loss before income taxes                   (1,672)          (948)        (6,197)        (8,961)

Benefit for income taxes                     (402)          (130)        (1,907)        (3,175)
                                        ---------      ---------      ---------      ---------

Net loss                                $  (1,270)     $    (818)     $  (4,290)     $  (5,786)
                                        =========      =========      =========      =========

Other comprehensive income (loss):
   Other comprehensive loss
   Reclassification into operations            16                            37
                                        ---------                     ---------
Total other comprehensive loss                 16                            37
                                        ---------                     ---------

Comprehensive loss                      $  (1,254)                    $  (4,253)
                                        =========                     =========


See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                                  28 WEEKS ENDED
                                                                            -------------------------
                                                                            JANUARY 12,   JANUARY 13,
                                                                               2002          2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $ (4,290)     $ (5,786)
Adjustments to reconcile net loss to net cash from operating activities:
   Amortization of transition adjustment into operations                          (37)
   Depreciation and amortization                                                8,584         8,960
   Deferred income taxes                                                       (4,284)       (1,971)
Changes in assets and liabilities:
   Accounts and notes receivable                                                 (946)       (2,122)
   Prepaid supplies and expenses                                               (3,369)        1,456
   Accrued property and sales taxes                                              (695)         (791)
   Accrued interest payable                                                       535         1,014
   Accounts payable and other current liabilities                                (142)       (1,687)
   Other changes in assets and liabilities, net                                    52        (2,410)
                                                                             --------      --------
     Net cash used for operating activities                                    (4,592)       (3,337)
                                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                        (3,052)       (7,257)
   Proceeds from sale of assets                                                   350           186
                                                                             --------      --------
     Net cash used for investing activities                                    (2,702)       (7,071)
                                                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of debt and capital lease obligations                               (677)       (1,152)
   Proceeds from issuance of preferred stock, net of costs                      4,700
   Borrowings under the Revolving Credit Agreement                              4,164        15,000
   Increase (reduction) in overdrafts due banks                                   723          (174)
   Increase in restricted cash investments                                     (1,639)       (3,528)
                                                                             --------      --------
     Net cash provided by financing activities                                  7,271        10,146
                                                                             --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (23)         (262)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                5,078         4,008
                                                                             --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  5,055      $  3,746
                                                                             ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                                  $ 11,690      $ 10,615
   Income taxes                                                                   118           113
Cash received during the period for:
   Interest                                                                  $    101      $     54
   Income taxes                                                                                  19

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
1.   GENERAL

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

     La Petite is owned by LPA Holding Corp. (Parent). Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the Company. On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company owned by an affiliate of J.P. Morgan Partners (JPMP), formerly Chase Capital Partners, and by an entity controlled by Robert E. King, a director of La Petite and Parent, entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). The Recapitalization was completed May 11, 1998.

     On December 15, 1999, LPA acquired an additional $15.0 million of Parent's Series A redeemable preferred stock (Series A) and received warrants to purchase an additional 3% of Parent's common stock on a fully-diluted basis. The $15.0 million proceeds received by Parent was contributed to La Petite as common equity.

     Pursuant to a pre-emptive offer dated November 13, 2001, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of a newly created class of Series B convertible redeemable participating preferred stock (Series B) and warrants to purchase common stock of Parent. The Series B preferred stock is junior to the Series A preferred stock of Parent in terms of dividends, distributions, and rights upon liquidation. Up to $4.25 million of Series B preferred stock of Parent and warrants to purchase 562,500 shares of common stock of Parent were offered. Stockholders of Parent electing to participate in the offer were required to commit to purchase a similar percentage of an additional aggregate amount of Series B preferred stock equal to $10.75 million.

     Pursuant to the pre-emptive offer, Parent issued $3.4 million of Series B preferred stock and 452,343 warrants on November 15, 2001. On December 21, 2001, Parent issued an additional $2.3 million of Series B preferred stock and 110,158 warrants. At any time, or from time to time, prior to May 14, 2002, as requested by Parent, LPA and the stockholders who accepted Parent's pre-emptive rights offer are required to purchase an additional $9.3 million of Series B preferred stock of Parent. All of the proceeds received by Parent from the sale of Series B preferred stock and warrants have been and will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes (See
     Note 7).

     After giving effect to investments on November 15, 2001 and December 21, 2001, LPA beneficially owns approximately 92.5% of the common stock of Parent on a fully diluted basis. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King owns a majority of the voting interests of LPA.

     As of January 12, 2002, the Company operated 721 Academies including 656 residential Academies, 33 employer-based Academies and 32 Montessori schools located in 36 states and the District of Columbia. For the 12 weeks ended January 12, 2002, the Company had an average attendance of approximately 72,000 full and part-time children.

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

     Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation, including amounts recorded in interest expense and income taxes related to the implementation of Statement of Financial Accounting Standards No. 133 (SFAS No.133).


3.   OTHER CURRENT LIABILITIES
     (in thousands of dollars)

                                                               JANUARY 12,  JUNE 30,
                                                                  2002        2001
                                                               -----------  --------
     Current reserve for closed academies                       $ 2,504     $ 3,100
     Current maturities of long-term debt and capital lease
        obligations                                               1,056       1,255
     Accrued salaries, wages and other payroll costs             14,923      15,495
     Accrued insurance liabilities                                2,624       2,359
     Accrued property and sales taxes                             2,673       3,368
     Accrued interest payable                                     3,022       2,487
     Other current liabilities                                    7,903       4,692
     Current deferred income taxes                                            1,629
                                                                -------     -------
                                                                $34,705     $34,385
                                                                =======     =======

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     (in thousands of dollars)

                                                                    JANUARY 12,      JUNE 30,
                                                                       2002            2001
                                                                    -----------     ---------
     Senior Notes, 10.0% due May 15, 2008                            $ 145,000      $ 145,000
     Borrowings under credit agreement                                  53,914         50,250
     Capital lease obligations                                             486            653
                                                                     ---------      ---------
                                                                       199,400        195,903
     Less current maturities of long-term debt and capital lease
       obligations                                                      (1,056)        (1,255)
                                                                     ---------      ---------
                                                                     $ 198,344      $ 194,648
                                                                     =========      =========

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


7.   ISSUANCE OF SERIES B PREFERRED STOCK

     Effective November 14, 2001, Parent, La Petite and certain of the senior secured lenders entered into Amendment No. 3 to Credit Agreement and Waiver (the "Amendment"). The Amendment waived existing defaults in connection with the failure to satisfy certain financial covenants for the quarterly periods ended June 30, 2001 and September 30, 2001, and the failure to deliver timely financial information to the senior secured lenders. Additionally, the Amendment revised certain future financial covenants. The Company expects to comply with the financial covenants contained in the Credit Agreement, as amended, throughout fiscal year 2002. However, there can be no assurance that the Company will be able to do so. The Amendment also provided for specific waivers necessary to permit the issuance of a new class of convertible redeemable preferred stock of Parent. In consideration for the waiver and amendments, Parent is required to issue additional equity of $15.0 million prior to May 14, 2002. As part of the Amendment, JPMP agreed to guarantee a portion of the bank debt if LPA fails to satisfy its commitment to purchase the new equity prior to May 14, 2002 or earlier if the bank debt has been accelerated. The amount of such guaranty equals the amount of LPA's unfunded commitment to purchase the new equity, as adjusted from time to time.

     On November 14, 2001, Parent and LPA entered into a Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of a newly created class of Series B convertible redeemable preferred stock and warrants to purchase shares of Class A Common Stock. On November 15, 2001, LPA acquired $3.4 million of Series B preferred stock and 452,343 warrants of Parent. On December 21, 2001, LPA and the stockholders who accepted the Parent's pre-emptive rights offer collectively acquired an additional $2.3 million of Series B preferred stock and 110,158 warrants of Parent. At any time, or from time to time, prior to May 14, 2002, as requested by Parent, LPA and the stockholders who accepted Parent's preemptive rights offer are required to purchase an additional $9.3 million of Series B preferred stock of Parent. The Series B preferred stock is junior to the Series A preferred stock of Parent in terms of dividends, distributions, and rights upon liquidation. All of the proceeds received by Parent from the sale of Series B preferred stock and warrants have been and will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

     In connection with the above purchases (including the purchases with respect to the capital commitments), the banks waived their right under the Credit Agreement to require that the proceeds be used to repay amounts outstanding under the Credit Agreement. After giving effect to its investments on November 15, 2001 and December 21, 2001, LPA beneficially owns approximately 92.5% of Parent's outstanding common stock on a fully diluted basis.

     In connection with the Amendment to the Credit Agreement, the $5.7 million of investment's in 2001 and the $9.3 million of additional committed capital, management is continuing to review plans and actions that will enable the Company to improve future operations. However, there can be no assurance that the Company will be able to do so.

8.   SUBSEQUENT EVENT

     On December 19, 2001 the counter party elected to terminate the interest rate collar agreement on the term loan, effective as of January 28, 2002. Pursuant to the termination, the Company was required to pay the counter party $0.7 million in satisfaction of an accrued mark-to-market obligation under the interest rate collar agreement. As a result of the termination, $0.3 million of other comprehensive income will be reclassified into operations in the third quarter of fiscal year 2002. With the termination of the interest rate collar on the term loan, the Company has no remaining derivative instruments.

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

The Company operated 721 schools at the end of the second quarter of fiscal year 2002 as compared to 749 schools for the same period of fiscal year 2001. The net decrease of 28 schools is a result of 38 closures and 10 openings. The closures resulted from management's decision to close certain schools located in areas where the demographic conditions no longer supported an economically viable operation. New schools, as defined by the Company, are schools open less than two years at the start of the current fiscal year.

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

RESULTS OF OPERATIONS

The Company's operating results for the comparative 12 weeks ended January 12, 2002 and January 13, 2001 were as follows (in thousands of dollars):


                                                           12 WEEKS ENDED
                                    ----------------------------------------------------------
                                                   PERCENT                  PERCENT    CHANGE
                                    JANUARY 12,      OF      JANUARY 13,      OF       AMOUNT
                                       2002        REVENUE      2001        REVENUE   INC(DEC)
                                    -----------    -------   -----------    -------   --------
Revenues, net                         $85,719       100.0%     $84,861       100.0%   $   858
Operating expenses:
  Salaries, wages and benefits         47,173        55.0       48,028        56.6       (855)
  Facility lease expense               10,597        12.4       10,213        12.0        384
  Depreciation and amortization         3,462         4.0        3,564         4.2       (102)
  Provision for doubtful accounts         663         0.8        1,117         1.3       (454)
  Other                                20,793        24.3       20,061        23.7        732
                                      -------       ------     -------       ------   -------
    Total operating expenses           82,688        96.5       82,983        97.8       (295)
                                      -------       ------     -------       ------   -------

Operating income                      $ 3,031         3.5%     $ 1,878         2.2%   $ 1,153
                                      =======       ======     =======       ======   =======

Operating revenue increased $0.9 million or 1.0% from the same period last year. This revenue increase is a result of a $1.9 million increase at established academies, a $1.0 million increase at new academies, and a $0.2 million increase in other revenue, offset by a reduction in revenue from closed academies of $2.2 million. The revenue increase is principally due to a 7.3% increase in the average weekly FTE tuition rate offset by a decline in the FTE attendance of 6.1%. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place in January 2001 and September 2001 based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was due to a 4.0% decline at our established schools (schools which were open prior to the 2000 year) and a 98.7% decline at closed schools, offset by a 35.2% increase at our new schools.

Salaries, wages, and benefits decreased $0.9 million or 1.8% from the same period last year. As a percentage of revenue, labor costs decreased to 55.0% from 56.6% in the prior year. The changes in salaries, wages, and benefits includes a decrease in labor costs of $0.2 million at established academies, an increase in labor costs of $0.6 million at new academies, a decrease in field management and corporate administration labor costs of $0.1 million, increased costs for benefits of $0.3 million, and a decrease in labor costs of $1.5 million at closed academies. The decrease in labor costs at established schools was mainly due to a 5.0% increase in average hourly wage rates offset by a 6.7% decline in labor hours compared to the prior year.

Facility lease expense increased $0.4 million or 3.8% from the same period last year. This increase was principally due to lease renewals on certain academies which were completed during the spring and summer of last year.

Depreciation and amortization decreased $0.1 million from the same period last year. This decrease was mainly due to the closings that occurred in fiscal year 2001.

Provision for doubtful accounts decreased $0.5 million from the same period last year. The decrease is reflective of reductions in parent receivables offset somewhat by increases in third party receivables.

Other operating costs increased $0.7 million or 3.6% from the same period last year. Other operating costs include repair and maintenance, utilities, insurance, marketing, real estate taxes, food, supplies, transportation, recruitment and training. The increase was due primarily to higher marketing, insurance, repair and maintenance, utilities, and meeting costs, offset by decreases in food, supplies, and recruitment and training costs. As a percentage of revenue, other operating costs increased to 24.3% as compared to 23.6% during the same period last year.

As a result of the foregoing, the Company had operating income of $3.0 million, an increase from last year of $1.2 million or 61.4%.

Interest expense increased $1.9 million compared to the same period last year. The increase was principally due to prior year mark-to-market adjustments for certain derivative investments held by the Company and higher average borrowings under the revolver, offset by lower interest rates. (See Item 3 for details on the elimination of certain derivative investments held by the Company).

After adding back to pre-tax income permanent differences, the effective income tax rate was approximately 40% for the current year compared to an effective income tax rate of approximately 41% for last year.

The Company's operating results for the comparative 28 weeks ended January 12, 2002 and January 13, 2001 were as follows (in thousands of dollars):


                                                            28 WEEKS ENDED
                                     -----------------------------------------------------------
                                                    PERCENT                   PERCENT    CHANGE
                                     JANUARY 12,      OF       JANUARY 13,      OF       AMOUNT
                                        2002        REVENUE       2001        REVENUE   INC(DEC)
                                     -----------    -------    -----------    -------   --------
Revenues, net                         $203,026       100.0%     $199,135       100.0%   $  3,891

Operating expenses:
  Salaries, wages and benefits         112,212        55.3       113,039        56.8        (827)
  Facility lease expense                24,582        12.2        23,902        12.0         680
  Depreciation and amortization          8,050         4.0         8,362         4.2        (312)
  Provision for doubtful accounts        1,545         0.8         2,005         1.0        (460)
  Other                                 51,578        25.4        48,180        24.2       3,398
                                      --------       ------     --------       ------   --------
    Total operating expenses           197,967        97.7       195,488        98.2       2,479
                                      --------       ------     --------       ------   --------

Operating income                      $  5,059         2.5%     $  3,647         1.8%   $  1,412
                                      ========       ======     ========       ======   ========

Operating revenue increased $3.9 million or 2.0% from the same period last year. This revenue increase is a result of a $7.4 million increase at established academies, and a $2.0 million increase at new academies, offset by a reduction in revenue from closed academies of $5.3 million and a $0.2 million decrease in other revenue. The revenue is principally due to a 7.7% increase in the average weekly FTE tuition rate offset by a decline in the FTE attendance of 5.2%. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place in January 2001 and September 2001 based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was due to a 2.9% decline at our established schools (schools which were open prior to the 2000 year) and a 89.0% decline in closed schools, offset by a 28.0% increase at our new schools.

Salaries, wages, and benefits decreased $0.8 million or 0.7% from the same period last year. As a percentage of revenue, labor costs decreased to 55.3% from 56.8% in the prior year. The changes in salaries, wages, and benefits includes a increase in labor costs of $1.3 million at established academies, an increase in labor costs of $1.1 million at new academies, a decline in field management costs, field bonuses and corporate administration labor costs of $0.3 million, increased costs for benefits of $0.3 million, and an incremental decline in labor costs of $3.2 million at closed academies. The increase in labor costs at established schools was mainly due to a 5.5% increase in average hourly wage rates offset by a 4.9% decline in labor hours compared to the prior year.

Facility lease expense increased $0.7 million or 2.8% from the same period last year. This increase was principally due to the increase of monthly lease expense on certain academies where operating performance payments were eliminated.

Depreciation and amortization decreased $0.3 million from the same period last year. This decrease was mainly due to the closings that occurred in fiscal year 2001.

Provision for doubtful accounts decreased $0.5 million from the same period last year. The decrease is reflective of reductions in parent receivables offset somewhat by increases in third party receivables.

Other operating costs increased $3.4 million or 7.1% from the same period last year. Other operating costs include repair and maintenance, utilities, insurance, marketing, real estate taxes, food, supplies, transportation, recruitment and training. The increase was due primarily to higher marketing, insurance, utilities, property taxes, travel and meeting costs, offset by decreases in food, repair and maintenance, recruitment and training, and transportation costs. As a percentage of revenue, other operating costs increased to 25.4% as compared to 24.2% during the same period last year.

As a result of the foregoing, the Company had operating income of $5.1 million, an increase from last year of $1.4 million or 38.7%.

Interest expense decreased $1.3 million compared to the same period last year. The decrease was principally due to prior year interest expense of $2.6 million resulting from the implementation of SFAS No.133, and by lower interest rates, off set by prior year mark-to-market adjustments for certain derivative investments held by the Company and higher average borrowings under the revolver. (See Item 3 for details on the elimination of certain derivative investments held by the Company).

After adding back to pre-tax income permanent differences, the effective income tax rate was approximately 41% for the current year compared to an effective income tax rate of approximately 42% for last year.

EBITDA

EBITDA is being presented because management believes that certain investors find EBITDA to be a useful tool for measuring the Company's ability to service its debt. In addition, EBITDA is being presented because it is an important measure that is used in the calculation of the covenants under the Company's indenture and Credit Agreement. However, EBITDA is not necessarily a measure of the Company's ability to fund its cash needs and should not be construed as being more important than the GAAP financial information disclosed under "-Results of Operations." EBITDA is not calculated under GAAP and therefore it is not necessarily comparable to similarly titled measures reported by other companies.

EBITDA is defined as net income before non-cash restructuring charges, extraordinary items, net interest costs, income taxes, depreciation and amortization. EBITDA was $6.5 million for the 12 weeks and $13.1 million for the 28 weeks ended January 12, 2002 as compared to $5.4 million and $12.0 million for the same periods of fiscal year 2001. EBITDA as a percentage of revenue improved to 7.6% in the second quarter of fiscal 2002 as compared to 6.4% in the second quarter of fiscal 2001. The increase in EBITDA in the second quarter of fiscal 2002 is principally due to increased revenues, reduced labor costs and a reduction in the provision for doubtful accounts, offset by higher other operating expenses including marketing, insurance, utilities, property taxes, travel and meeting costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from cash flows generated by operations, borrowings on the revolving credit facility under the Credit Agreement, sale and leaseback financing for newly constructed schools and capital contributions expected to be received from Parent in the amount of $9.3 million of convertible preferred stock pursuant to the capital commitment of LPA and the other stockholders of Parent who have exercised their pre-emptive rights. The Company's principal uses of liquidity are to meet its debt service requirements, finance its capital expenditures and provide working capital. The Company incurred substantial indebtedness in connection with the Recapitalization.

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

The Credit Agreement will terminate on May 11, 2005. The term loan amortizes in an amount equal to $0.5 million in the remainder of fiscal year 2002, $1.0 million in fiscal year 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On January 12, 2002, there was $36.8 million outstanding on the term loan and $17.2 million outstanding on the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount equal to $7.8 million, and no additional funds were available for borrowing under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments

Effective November 14, 2001, Parent, La Petite and certain of its senior secured lenders entered into an amendment to the Credit Agreement. The amendment waived existing defaults of Parent and La Petite in connection with the failure to satisfy certain financial covenants for the quarterly periods ended June 30, 2001 and September 30, 2001, and the failure to deliver timely financial information to the senior secured lenders. Additionally, the amendment revised certain financial covenant targets for fiscal years 2002, 2003 and 2004. The Company expects to comply with the financial covenants contained in the Credit Agreement, as amended, throughout fiscal year 2002. However, there can be no assurance that the Company will be able to do so. The amendment also addressed specific waivers necessary to permit the issuance of a new class of Series B convertible preferred stock of Parent. In consideration for the waiver and amendments, Parent was required to issue additional equity equal to $15.0 million prior to May 14, 2002. Additionally, as part of the amendment, JPMP agreed to guaranty a portion of the bank debt if LPA fails to satisfy its commitment to purchase the new equity prior to May 14, 2002 or earlier if the bank debt has been accelerated. The amount of such guaranty equals the amount of LPA's unfunded commitment to purchase the new equity, as adjusted from time to time.

On November 14, 2001, Parent and LPA entered into a Purchase Agreement. Pursuant to the Purchase Agreement, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of a newly created class of convertible preferred stock and warrants to purchase shares of Class A Common Stock of Parent. On November 15, 2001, LPA acquired $3.4 million of convertible preferred stock and 452,343 warrants of Parent. On

December 21, 2001, LPA and the stockholders who accepted Parent's pre-emptive rights offer collectively acquired $2.3 million of convertible preferred stock and 110,158 warrants of Parent. At any time, or from time to time, prior to May 14, 2002, as requested by Parent, LPA and the other stockholders of Parent participating in the pre-emptive rights offer are required to purchase an additional $9.3 million of convertible preferred stock. If Parent has not requested that LPA and the participating stockholders fund their commitment to purchase the balance of the convertible preferred stock prior to May 14, 2002, LPA has the right to cause Parent to issue the balance of the convertible preferred stock to LPA and such stockholders. All of the proceeds received by Parent from the sale of the convertible preferred stock and warrants have been and will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

In connection with the above purchases (including the purchase with respect to the capital commitments), the banks waived their right under the Credit Agreement to require that the proceeds be used to repay amounts outstanding under the Credit Agreement. After giving effect to its investments on November 15, 2001, and December 21, 2001, LPA beneficially owns approximately 92.5% of Holdings' outstanding common stock on a fully diluted basis.

In connection with the Amendment to the Credit Agreement, the $5.7 million of investments in 2001 and the $9.3 million of additional committed capital, management is continuing to review plans and actions that will enable the Company to improve future operations. However, there can be no assurance that the Company will be able to do so.

Cash flows used for operating activities were $4.6 million during the 28 weeks ended January 12, 2002 as compared to cash flows used for operating activities of $3.3 million during the same period in fiscal year 2001. The $1.3 million decrease in operating cash flow is principally due to a $4.0 million timing difference in prepaid rent at the end of fiscal year 2001 versus fiscal year 2000, a $2.3 million change in deferred income taxes, a $0.5 million increase in prepaid food and supplies, a $0.5 million decease in accrued interest expense, and a $0.4 million decrease in depreciation and amortization, offset by a $1.5 million decrease in net loss, a $1.2 million decrease in accounts and notes receivable, a $1.5 million increase in accounts payable, and a $2.5 million change in other assets and liabilities.

Cash flows used for investing activities were $2.7 million during the 28 weeks ended January 12, 2002, as compared to cash flows used of $7.1 million during the same period in fiscal year 2001. The $4.4 million decrease in cash flows used for investing activities was principally due to a decrease of $3.8 million for maintenance capital expenditures.

Cash flows from financing activities were $7.3 million during the 28 weeks ended January 12, 2002, compared to cash flows from financing activities of $10.1 million during the same period of fiscal year 2001. The $2.8 million decrease in cash flows from financing activities was principally due to a $10.8 million decrease in borrowings on the revolver, offset by $4.7 million in proceeds, net of costs, from the issuance of preferred stock, a $1.9 million decrease in restricted cash investments; a decrease in debt and capital lease payments of $0.5 million, and a $0.9 million increase in overdrafts due banks. Restricted cash investments represents cash deposited in escrow accounts to be utilized for the expected claim payout under the Company's workers compensation insurance coverage.

The cost to open a new school ranges from $1.0 million to $1.5 million, of which approximately 85% is typically financed through a sale and leaseback transaction. Alternatively, the school may be constructed on a build to suit basis, which reduces the working capital requirements during the construction process. The Company intends to explore other efficient real estate financing transactions in the future as needed. As of January 12, 2002, the Company had $1.5 million invested in new school development. No new schools were opened in the second quarter of fiscal year 2002.

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

Total capital expenditures for the 28 weeks ended January 12, 2002 and January 13, 2001, were $3.1 million, and $7.3 million, respectively. The decrease in total capital expenditures is a result of reduced spending on maintenance capital expenditures. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures accounted for all of the capital expenditures for the 12 weeks ended January 12, 2002 and January 13, 2001.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 28 weeks ended January 12, 2002 and January 13, 2001, were $6.4 million and $6.6 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Current indebtedness consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $36.7 million at January 12, 2002 and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") not to be less than an amount equal to 2.50% per annum, plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 3.25% for LIBOR loans and 2.25% for ABR loans. The Senior Notes will mature in May 2008 and the Credit Agreement will mature in May 2005. The term loan amortizes in an amount equal to $0.5 million in the remainder of fiscal year 2002, $1.0 million in fiscal year 2003, $7.8 million in fiscal year 2004 and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined).

To reduce the impact of interest rate changes on the term loan, the Company entered into interest rate collar agreements during the second quarter of fiscal year 1999. The collar agreements cover the LIBOR interest rate portion of the term loan, effectively setting maximum and minimum interest rates of 9.5% and 7.9%. The interest rate collar agreements were terminated on January 28, 2002. (See Note 8)

To reduce interest expense on the $145 million Senior Notes, the Company entered into an interest rate swap transaction with an imbedded collar during the third quarter of fiscal year 1999. The effect of this transaction is that the fixed rate debt was essentially exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The imbedded collar covers the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates of 10.9% and 9.2%. On January 11, 2001, the Company entered into an agreement with the counter party to terminate the interest rate swap on the Senior Notes. The termination agreement required the Company to pay the counter party $575,000 on February 28, 2001.

There were no initial costs associated with either the swap or the interest rate collar agreements as the floor and ceiling cap rates were priced to offset each other. Any differential paid or received based on the swap/collar agreements is recognized as an adjustment to interest expense. As of January 12, 2002, the notional value of such derivatives was $18.4 million.

A 1% increase in the applicable index rate, after giving effect to the interest rate collar, would result in an interest expense increase of $0.2 million per year. A 1% decrease in the applicable index rate, after giving effect to the interest rate collars, would result in an interest expense decrease of $0.5 million per year.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits required by Item 601 of Regulation S-K:

         None

b.       Reports on Form 8-K:

On November 16, 2001, the Company filed a Current Report on Form 8-K reporting that it had entered into an amendment and waiver to its credit agreement and that LPA had acquired $3.4 million of Series B convertible preferred stock and warrants of Parent.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LPA HOLDING CORP.

Dated February 26, 2002                  /s/ Jeffrey J. Fletcher
                                    -----------------------------------
                                    By:  Jeffrey J. Fletcher

                                    Chief Financial Officer and duly authorized representative of the registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LA PETITE ACADEMY, INC.

Dated February 26, 2002                   /s/ Jeffrey J. Fletcher
                                     ----------------------------------
                                     By:  Jeffrey J. Fletcher

                                     Chief Financial Officer and duly authorized representative of the registrant