Form 10-K/A
period 2001-06-30
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2002-04-19
CIK 1062774, 901116

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-K/A

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

                (1) Yes   X    No              (2) Yes   X     No
                        -----     -----                -----      -----

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
                                                                                  Stock (par value, $.01 per share)

                                EXPLANATORY NOTE

LPA Holding Corp. and La Petite Academy (the "Registrants") are filing this Amendment No. 1 on Form 10-K/A (the "Amendment No. 1") in response to comments received from the Securities and Exchange Commission (the "SEC") regarding the Registrants' Form 10-K for the fiscal year ended June 30, 2001 that was originally filed on November 30, 2001 (the "Original 10-K Filing"). This Amendment No. 1 is being filed in response to the SEC's comments received in connection with a review of the Registrants' Original 10-K Filing, including management determining, subsequent to the Original 10-K Filing that it had incorrectly accounted for the transition adjustment related to certain derivative interest rate instruments in connection with the adoption of Statement of Financial Accounting Standards No. 133, Accounting For Derivative Instruments and Hedging Activities ("SFAS No. 133") on July 2, 2000. Accordingly, this Amendment No. 1 reflects the following:

     (1) (a) the restatement of the Registrants' consolidated financial statements for the fiscal year ended June 30, 2001 contained in Item 8 related to the transition adjustment recorded upon the adoption of SFAS No.133 (as described more fully in Note 14 to the consolidated financial statements), (b) revisions to the Registrant's consolidated balance sheet presentation of the Series A 12% redeemable preferred stock contained in Item 8, (c) additional disclosures relating to advertising costs in Note 1 to the Registrants' consolidated financial statements for the fiscal year ended June 30, 2001 contained in Item 8, (d) revisions to the disclosures relating to scheduled maturities of long-term debt and capital lease obligations in Note 3 to the Registrants' consolidated financial statements for the fiscal year ended June 30, 2001 contained in Item 8, and (e) revisions to the disclosures relating to stock options in Note 10 to the Registrants' consolidated financial statements for the fiscal year ended June 30, 2001 contained in Item 8;

     (2) the corresponding disclosures related to the transition adjustment restatement in Item 6. Selected Financial Data; and

     (3) the corresponding disclosures related to the transition adjustment restatement and a revised EBITDA presentation in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the convenience of the reader, this Amendment No. 1 amends and restates in its entirety the Original 10-K Filing, as amended by this Amendment No. 1. This Amendment No. 1 continues to speak as of the date of the Original 10-K Filing, and the Registrants have not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Registrants' periodic reports filed with the SEC subsequent to the date of the Original 10-K Filing.

LPA HOLDING CORP.

INDEX



PART I.
                                                                                                          PAGE
                                                                                                          ----
Item 1.     Business                                                                                         5

Item 2.     Properties                                                                                      12

Item 3.     Legal Proceedings                                                                               13

Item 4.     Submission of Matters to a Vote of Security Holders                                             14


PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                           14

Item 6.     Selected Financial Data                                                                         14

Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                          17

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                      24

Item 8.     Financial Statements and Supplementary Data                                                     25

Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                                                            45

PART III.

Item 10.    Directors and Executive Officers of the Registrant                                              46

Item 11.    Executive Compensation                                                                          49

Item 12.    Security Ownership of Certain Beneficial Owners and Management                                  51

Item 13.    Certain Relationships and Related Transactions                                                  53

PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 54

SIGNATURES                                                                                                  62

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
                                     ===========   ===========  ============  ============  ===========

   During the 2001 fiscal year, the Company re-opened one Residential Academy, and opened five employer based Academies. During that same period, the Company closed 24 schools. Eight of the closures resulted from management's decision to close certain schools located in areas where the demographic conditions no longer supported economically viable operations, and the remaining 16 closures were due to management's decision not to renew the leases or contracts of certain schools.

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

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS OF DOLLARS)

   The following selected financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10K/A. The selected financial data contains certain financial information that has been restated. See Note 14 to the consolidated financial statements for further discussion of this matter.

                                        52 WEEKS       52 WEEKS      44 WEEKS       52 WEEKS      52 WEEKS
                                          ENDED          ENDED        ENDED          ENDED         ENDED
                                         JUNE 30,        JULY 1,      JULY 3,       AUGUST 29,    AUGUST 30,
                                         2001 (a)         2000        1999 (a)         1998          1997
                                       ------------    ----------  -------------  -------------  -----------
                                      AS RESTATED, (j)
INCOME STATEMENT DATA
Operating revenue                        $  384,837    $  371,037  $     281,072  $     314,933  $   302,766
Operating expenses:
    Salaries, wages and benefits            216,018       205,665        150,052        166,501      159,236
    Facility lease expense                   44,751        46,573         33,670         38,403       38,094
    Depreciation                             12,423        13,500         10,911         13,892       13,825
    Amortization of goodwill
       and other intangibles                  2,829         2,835          1,972          3,122        3,474
    Recapitalization costs (b)                                                            8,724
    Restructuring charge (c)                                7,500
    Other                                    91,924        89,879         68,277         76,258       74,111
                                         ----------    ----------  -------------  -------------  -----------
Total operating expenses                    367,945       365,952        264,882        306,900      288,740
                                         ----------    ----------  -------------  -------------  -----------
Operating income                             16,892         5,085         16,190          8,033       14,026
Interest expense (d)                         21,322        20,880         16,145         14,126        9,245
Minority interest in net
    income of subsidiary                                                                  2,849        3,693
Interest income                                 (85)         (163)          (153)          (885)        (959)
                                         ----------    ----------  -------------  -------------  -----------
Income (loss) before income taxes
    and extraordinary item                   (4,345)      (15,632)           198         (8,057)       2,047
Provision (benefit) for income taxes           (644)       (5,085)           995           (254)       3,264
                                         ----------    ----------  -------------  -------------  -----------
Loss before extraordinary item               (3,701)      (10,547)          (797)        (7,803)      (1,217)
Extraordinary loss on early
    retirement of debt (e)                                                               (5,525)
Net loss                                     (3,701)      (10,547)          (797)       (13,328)      (1,217)

Other comprehensive income
    Other comprehensive income                  492
    Reclassification into                      (161)
                                         ----------    ----------  -------------  -------------  -----------
    Comprehensive loss                   $   (3,370)   $  (10,547) $        (797) $     (13,328) $    (1,217)
                                         ==========    ==========  =============  =============  ===========
BALANCE SHEET DATA (AT END OF PERIOD)
Total assets                             $  165,730    $  165,647  $     169,468  $     160,791  $   171,160
Subordinated debt                                                                                        903
Total long-term debt                        192,394       182,319        187,999        185,727       85,903
Redeemable preferred stock                   54,941        47,314         29,310         25,625       32,521
Stockholders' equity (deficit)             (134,682)     (123,653)      (110,183)      (105,701)       3,374
OTHER DATA
EBITDA (f)                               $   32,144    $   28,920  $      29,073  $      33,771  $    31,325
Cash flows from operating activities          2,792         5,597         10,320          7,224       14,886
Cash flows from investing activities        (14,705)      (10,341)       (19,204)       (11,005)      (6,848)
Cash flows from financing activities         12,983         4,180          6,588        (13,322)       3,142
Depreciation and amortization (g)            16,364        17,387         13,712         17,859       18,149
Capital expenditures                         14,894        23,412         31,666         13,637        7,300
Ratio of earnings to fixed charges(h)            (h)           (h)           1.0x            (h)         1.1x
Proceeds from sale of assets                    189        23,432         12,462          2,632          452
Academies at end of period                      734           752            743            736          745
FTE utilization during the period (i)            63%           63%            65%            65%          66%

a) On April 18, 2001, the Company changed its fiscal year end from the 52 or 53-week period ending on the first Saturday in July to the 52 or 53-week period ending on the Saturday closest to June 30. On June 10, 1999, the Company changed its fiscal year to be the period starting on the first Saturday in July and ending on the first Saturday of July of the subsequent year, resulting in a 44-week year for fiscal 1999 (see
         Note 1 in the consolidated financial statements).
b) Recapitalization costs consist principally of transaction bonuses of $1.5 million and payments for the cancellation of options of $7.2 million, both of which were inclusive of payroll taxes.
c) In the third quarter of 2000, management committed to a plan to close certain Academies located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. Accordingly, the Company recorded a $7.5 million restructuring charge ($4.5 million after tax) to provide for costs associated with the Academy closures and restructuring of 49 Academies. The charge consisted principally of $5.9 million for the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income, and $1.1 million for the write-down of fixed assets to fair market value. At June 30, 2001, the Company had an accrual for the closing of these Academies of $3.8 million.
d) Interest expense includes $1.1 million, $1.1 million, $0.8 million, $0.8 million, and $0.9 million of amortization of deferred financing costs for fiscal years 2001, 2000, 1999, 1998, and 1997, respectively.
e) On May 11, 1998, the Company incurred a $5.5 million extraordinary loss related to (i) the retirement of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due on 2001, (ii) the exchange of all outstanding shares of La Petite's Class A Preferred Stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due 2003, and (iii) the retirement of all the 12 1/8% Subordinated Exchange Debentures and the 6.5% Convertible Debentures. The loss principally reflects the write off of premiums and related deferred financing costs, net of applicable income tax benefit.
f) EBITDA is defined herein as income before non-cash restructuring charges, extraordinary items, net interest cost, taxes, depreciation and amortization and is presented because it is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of the Company's profitability or liquidity. EBITDA may not be comparable to similarly titled measures used by other companies.
g) Depreciation and amortization includes amortization of deferred financing costs and accretion of discount on the 6.5% Convertible Debentures that is presented as interest expense on the statements of income.
h) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes and extraordinary items, plus fixed charges. Fixed charges consists of interest expense on all indebtedness, amortization of deferred financing costs, and one-third of rental expense on operating leases representing that portion of rental expense that the Company deemed to be attributable to interest. For the 52 weeks ended June 30, 2001, July 1, 2000 and August 29, 1998, earnings were inadequate to cover fixed charges by $4.3 million, $15.6 million and $8.1 million, respectively.
i) FTE Utilization is the ratio of full-time equivalent (FTE) students to the total operating capacity for all of the Company's Academies. FTE attendance is not a measure of the absolute number of students attending the Company's Academies; rather, it is an approximation of the full-time equivalent number of students based on Company estimates and weighted averages. For example, a student attending full-time is equivalent to one FTE, while a student attending one-half of each day is equivalent to 0.5 FTE.
j)       See Note 14 to the consolidated financial statements included at Item
         8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this document. The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to previously reported results of operations for these periods. See Note 14 to the consolidated financial statements for further discussion of this matter.

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

2001 COMPARED TO 2000 RESULTS (IN THOUSANDS OF DOLLARS)

                                                     52 WEEKS ENDED                  52 WEEKS ENDED
                                           ----------------------------------------------------------------
                                             June 30,        Percent of         July 1,       Percent of
                                               2001            Revenue            2000          Revenue
                                           --------------   --------------    -------------  --------------
Operating revenue                              $ 384,837           100.0%        $ 371,037          100.0%

Operating expenses:
Salaries, wages and benefits                     216,018             56.1          205,665            55.4
Facility lease expense                            44,751             11.6           46,573            12.6
Depreciation and amortization                     15,252              4.0           16,335             4.4
Provision for doubtful accounts                    4,531              1.2            2,931             0.8
Restructuring Costs                                                                  7,500             2.0
Other                                             87,393             22.7           86,948            23.4
                                           --------------   --------------    -------------  --------------
Total operating expenses                         367,945             95.6          365,952            98.6
                                           --------------   --------------    -------------  --------------

Operating income                               $  16,892             4.4%         $  5,085            1.4%
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

Operating income. As a result of the foregoing, operating income was $16.9 million for the 2001 year as compared to $5.1 million during the 2000 year. Excluding the 2000 year restructuring costs, operating income increased $4.3 million or 34.2% in the year 2001 as compared to the year 2000. The increase in operating income is principally due to increased revenue and lower non-labor operating costs.

Interest expense. Net interest expense for the 2001 year increased $0.4 million from the 2000 year. The increase was principally due to a $1.2 million amortization of the fair value adjustment to the carrying value of the senior notes, a $1.1 million increase resulting from additional borrowing and higher interest rates and $0.3 million in interest on the closed school reserve, offset by a $2.1 million mark-to-market adjustment for derivative instruments. (See
Note 1 to the consolidated financial statements)

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

EBITDA is defined as income before non-cash restructuring charges, extraordinary items, net interest cost, taxes, depreciation and amortization. EBITDA was $32.1 million for the year 2001 as compared to $28.9 million for 2000, an increase of 11.1%. EBITDA as a percentage of revenue improved to 8.4% in year 2001 as compared to 7.8% in year 2000. The increase in EBITDA was principally due to increased revenue and lower non-labor operating costs.

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


2000 COMPARED TO 1999 RESULTS (IN THOUSANDS OF DOLLARS)

                                     52 WEEKS ENDED            52 WEEKS ENDED
                                 ----------------------    -----------------------
                                  July 1,    Percent of     July 3,     Percent of
                                   2000       Revenue        1999        Revenue
                                 --------    ----------    --------     ----------
Operating revenue                $371,037        100.0%    $328,763         100.0%

Operating expenses:
Salaries, wages and benefits      205,665         55.4      175,563          53.4
Facility lease expense             46,573         12.6       39,539          12.0
Depreciation                       13,500          3.6       13,034           4.0
Amortization of goodwill
     and other intangibles          2,835          0.8        2,330           0.7
Restructuring Costs                 7,500          2.0
Other                              89,879         24.2       79,914          24.3
                                 --------     --------     --------     ---------
Total operating expenses          365,952         98.6      310,380          94.5
                                 --------     --------     --------     ---------

Operating income                 $  5,085          1.4%    $ 18,383           5.5%
                                 ========     ========     ========     =========




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

Operating. As a result of the foregoing, operating income was $5.1 million for the 2000 year as compared to $18.4 million during the 1999 year. The decline in operating income is principally due to higher costs and the restructuring charge offsetting the increased revenue.

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

EBITDA is defined as income before non-cash restructuring charges, extraordinary items, net interest cost, taxes, depreciation and amortization. EBITDA was $28.9 million for the year 2000 as compared to $33.7 million for the year 1999. EBITDA as a percentage of revenue decreased to 7.8% in year 2000 as compared to 10.3% in year 1999. The decline in EBITDA is principally due to higher costs and the restructuring charge offsetting increased revenue.

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

On December 15, 1999, LPA acquired an additional $15.0 million of redeemable preferred stock of the Parent and received warrants to purchase an additional 3.0% of the Parent's outstanding common stock on a fully diluted basis at that time. The proceeds of that investment were contributed to La Petite as common equity. In connection with such purchase and contribution, the banks waived their right under the Credit Agreement to require that such proceeds be used to repay amounts outstanding under the Credit Agreement. The proceeds of such equity contribution were used to repay borrowings under the revolving credit facility that were incurred to finance the Bright Start acquisition.

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

Cash flows from operating activities were $2.8 million during the 52 weeks ended June 30, 2001, (2001 year) as compared to cash flows from operating activities of $5.6 million during the 52 weeks ended July 1, 2000, (2000 year). The $2.8 million decrease in cash flows from operations was mainly due to a $6.8 million decrease in net loss, a $4.8 million change in deferred income taxes, a $0.9 million amortization of transaction adjustment into operations, offset by the non-cash restructuring charge of $7.5 million in 2000, a $7.0 million net change in other assets and liabilities and a $0.8 million net change in working capital.

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

To reduce the impact of interest rate changes on the term loan, the Company entered into interest rate collar agreements during the second quarter of fiscal year 1999. The collar agreements cover the LIBOR interest rate portion of the term loan, effectively setting maximum and minimum interest rates of 9.5% and 7.9%. A collar agreement expired on February 11, 2001. As of June 30, 2001, the notional value of the interest rate collar agreement was $18.6 million.

To reduce interest expense on the $145 million Senior Notes, the Company entered into an interest rate swap transaction and an interest rate collar during the third quarter of fiscal year 1999. The effect of this transaction is that the fixed rate debt was essentially exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The interest rate collar covers the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates of 10.9% and 9.2%. On January 11, 2001, the Company entered into an agreement with the counter party to terminate the interest rate swap on the Senior Notes. The termination agreement required the Company to pay the counter party $575,000 on February 28, 2001.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets as of June 30, 2001 and July 1, 2000

         Consolidated Statements of Operations and Comprehensive Loss for the 52 weeks ended June 30, 2001, 52 weeks ended July 1, 2000, and 44 weeks ended July 3, 1999

         Consolidated Statements of Stockholders' Equity (Deficit) for the 52 weeks ended June 30, 2001, 52 weeks ended July 1, 2000, and 44 weeks ended July 3, 1999

         Consolidated Statements of Cash Flows for the 52 weeks ended June 30, 2001, 52 weeks ended July 1, 2000, and 44 weeks ended July 3, 1999

         Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
LPA Holding Corp.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of LPA Holding Corp. and subsidiaries (the "Company") as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the 52 weeks ended June 30, 2001, the 52 weeks ended July 1, 2000, and the 44 weeks ended July 3, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LPA Holding Corp. and subsidiaries as of June 30, 2001 and July 1, 2000, and the results of their operations and their cash flows for the 52 weeks ended June 30, 2001, the 52 weeks ended July 1, 2000, and the 44 weeks ended July 3, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

As discussed in Note 14, the accompanying 2001 financial statements have been restated.

Deloitte & Touche LLP

Kansas City, Missouri
September 14, 2001 (November 15, 2001 as to Note 13 and March 25, 2002 as to the effects of the restatement discussed in Note 14)

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            JUNE 30,          JULY 1,
                                                                              2001              2000
                                                                          AS RESTATED,
                                                                          SEE NOTE 14
                                                                         -------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $   5,078        $   4,008
    Restricted cash investments (Note 1)                                             91              837
    Accounts and notes receivable, (net of allowance for
       doubtful accounts of $537 and $406)                                        9,920            7,462
    Prepaid food and supplies                                                     6,346            7,127
    Other prepaid expenses                                                        3,475            5,324
    Refundable income taxes  (Note 5)                                                55              109
    Deferred income taxes  (Note 5)                                                                  950
                                                                         ---------------    -------------
         Total current assets                                                    24,965           25,817

Property and equipment, at cost:
    Land                                                                          5,778            5,886
    Buildings and leasehold improvements                                         85,753           79,568
    Equipment                                                                    11,491           23,780
    Facilities under construction                                                 2,280            2,041
                                                                         ---------------    -------------
                                                                                105,302          111,275
    Less accumulated depreciation                                                46,278           54,842
                                                                         ---------------    -------------
         Net property and equipment                                              59,024           56,433

Other assets (Note 2)                                                            65,108           69,159
Deferred income taxes (Note 5)                                                   16,633           14,238
                                                                         ---------------    -------------
                                                                              $ 165,730        $ 165,647
                                                                         ---------------    -------------

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        JUNE 30,           JULY 1,
                                                                                          2001              2000
                                                                                       AS RESTATED,
                                                                                       SEE NOTE 14
                                                                                     -------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Overdrafts due banks                                                                $   5,925          $   4,756
    Accounts payable                                                                        5,707              8,273
    Current reserve for closed academies                                                    3,100              3,268
    Current maturities of long-term debt and capital lease obligations                      1,255              1,897
    Accrued salaries, wages and other payroll costs                                        15,495             14,212
    Accrued insurance liabilities                                                           2,359              2,586
    Accrued property and sales taxes                                                        3,368              3,490
    Accrued interest payable                                                                2,487              2,568
    Other current liabilities                                                               4,692              5,556
    Deferred income taxes (Note 5)                                                          1,629
                                                                                        ---------          ---------
         Total current liabilities                                                         46,017             46,606

Long-term debt and capital lease obligations (Note 3)                                     192,394            182,319
Other long-term liabilities (Note 4)                                                        7,060             13,061

Series A 12% redeemable preferred stock ($.01 par value per share);
    45,000 shares authorized, issued and outstanding at June 30, 2001                      54,941             47,314
    and July 1, 2000 at aggregate liquidation preference of $61.2 million and $54.5 million, respectively  (Note 7)

Commitments and contingencies (Note 9)

Stockholders' deficit:
    Class A common stock ($.01 par value per share); 950,000 shares                             6                  6
    authorized and 564,985 shares issued and outstanding as of June 30, 2001 and
    July 1, 2000 (Note 7)
    Class B common stock ($.01 par value per share);
    20,000 shares authorized, issued and outstanding as of June 30, 2001 and
    July 1, 2000 (Note 7)
    Common stock warrants (Note 7)                                                          8,596              8,596
    Accumulated other comprehensive income                                                    331
    Accumulated deficit                                                                  (143,615)          (132,255)
                                                                                        ---------          ---------
         Total stockholders' deficit                                                     (134,682)          (123,653)
                                                                                        ---------          ---------
                                                                                        $ 165,730          $ 165,647
                                                                                        ---------          ---------


                                                                     (concluded)
See notes to consolidated financial statements

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(IN THOUSANDS OF DOLLARS)

                                                         52 WEEKS           52 WEEKS           44 WEEKS
                                                          ENDED               ENDED              ENDED
                                                         JUNE 30,            JULY 1,            JULY 3,
                                                           2001               2000               1999
                                                       AS RESTATED,
                                                       SEE NOTE 14
                                                      ---------------    ----------------   ----------------
Operating revenue                                       $ 384,837           $ 371,037           $ 281,072


Operating expenses:
    Salaries, wages and benefits                          216,018             205,665             150,052
    Facility lease expense                                 44,751              46,573              33,670
    Depreciation and amortization                          15,252              16,335              12,883
    Restructuring costs (Note 12)                                               7,500
    Provision for doubtful accounts                         4,531               2,931               1,382
    Other                                                  87,393              86,948              66,895
                                                        ---------           ---------           ---------

Total operating expenses                                  367,945             365,952             264,882
                                                        ---------           ---------           ---------

Operating income                                           16,892               5,085              16,190

Interest expense                                           21,323              20,880              16,145
Interest income                                               (85)               (163)               (153)
                                                        ---------           ---------           ---------
        Net interest expense                               21,238              20,717              15,992
                                                        ---------           ---------           ---------
Income (loss) before income taxes                          (4,346)            (15,632)                198
Provision (benefit) for income taxes                         (645)             (5,085)                995
                                                        ---------           ---------           ---------
Net loss                                                   (3,701)            (10,547)               (797)
                                                        ---------           ---------           ---------

Other comprehensive income
    Other comprehensive income, net                           492
    Reclassification into operations                         (161)
                                                        ---------           ---------           ---------
        Total other comprehensive income                      331
                                                        ---------           ---------           ---------
Comprehensive loss                                      $  (3,370)          $ (10,547)          $    (797)
                                                        =========           =========           =========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS OF DOLLARS)

                                   COMMON STOCK
                                   ------------                                       ACCUMULATED            TOTAL
                                  NUMBER                            ACCUMULATED     OTHER COMPREHENSIVE     STOCKHOLDERS'
                               OF SHARES    AMOUNT     WARRANTS       DEFICIT             INCOME           EQUITY (DEFICIT)
                              ---------------------   ---------     ------------   --------------------    ---------------
Balance, August 30, 1998       580,026   $       6     $   5,645      $(111,352)                              $(105,701)

Preferred stock dividend                                                 (3,685)                                 (3,685)
(Note 7)
Net loss                                                                   (797)                                   (797)
                             ---------   ---------     ---------      ---------       ---------               ---------
Balance, July 3, 1999          580,026           6         5,645       (115,834)                               (110,183)

Exercise of stock options        4,959                                       89                                      89

Issuance of warrants                                       2,951                                                  2,951

Preferred stock dividend                                                 (5,963)                                 (5,963)

Net loss                                                                (10,547)                                (10,547)
                             ---------   ---------     ---------      ---------       ---------               ---------
Balance, July 1, 2000          584,985           6         8,596       (132,255)                               (123,653)

Other comprehensive income,                                                                 492                     492
       net, as restated

Reclassification of other                                                                  (161)                   (161)
       comprehensive income
       into operations, as
       restated

Buyback of stock options                                                    (32)                                    (32)

Preferred stock dividend                                                 (7,627)                                 (7,627)

Net loss, as restated                                                    (3,701)                                 (3,701)
                             ---------   ---------     ---------      ---------       ---------               ---------
Balance, June 30, 2001,        584,985   $       6     $   8,596      $(143,615)      $     331               $(134,682)
as restated (see note 14)
                             =========   =========     =========      =========       =========               =========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)

                                                                                52 WEEKS          52 WEEKS         44 WEEKS
                                                                                  ENDED            ENDED            ENDED
                                                                              JUNE 30, 2001     JULY 1, 2000     JULY 3, 1999
                                                                              AS RESTATED,
                                                                               SEE NOTE 14
                                                                             ----------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $ (3,701)        $(10,547)        $   (797)
    Adjustments to reconcile net loss to net cash provided by
     operating activities
       Restructuring costs                                                                           7,500
       Amortization of transition adjustment into operations                          937
       Depreciation and amortization                                               16,364           17,387           13,712
       Deferred income taxes                                                          (41)          (4,831)             708
    Changes in operating assets and liabilities:
       Accounts and notes receivable                                               (2,292)           1,199           (1,014)
       Prepaid expenses and supplies                                                2,630            2,187           (5,488)
       Accrued property and sales taxes                                              (122)            (302)            (354)
       Accrued interest payable                                                       (81)             180           (2,383)
       Accounts payable and other accrued liabilities                              (2,289)          (5,511)           9,409
       Other changes in assets and liabilities, net                                (8,613)          (1,665)          (3,473)
                                                                                 --------         --------         --------
              Net cash provided by operating activities                             2,792            5,597           10,320
                                                                                 --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of Bright Start, net of cash acquired                             (10,361)
    Capital expenditures                                                          (14,894)         (23,412)         (31,666)
    Proceeds from sale of assets                                                      189           23,432           12,462
                                                                                 --------         --------         --------
              Net cash used for investing activities                              (14,705)         (10,341)         (19,204)
                                                                                 --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of debt and capital lease obligations                                (1,900)          (8,242)          (1,692)
    Net borrowings under the Revolving Credit Agreement                            13,000                             4,000
    Exercise of stock options                                                                           89
    Deferred financing costs                                                                          (346)            (818)
    Proceeds from issuance (buyback) of redeemable preferred
    stock and warrants, net of expenses                                               (32)          14,992
    Increase (reduction)  in bank overdrafts                                        1,169           (2,694)           4,560
    Decrease in restricted cash investments                                           746              381              538
                                                                                 --------         --------         --------
              Net cash provided by financing activities                            12,983            4,180            6,588
                                                                                 --------         --------         --------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                               1,070             (564)          (2,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    4,008            4,572            6,868
                                                                                 --------         --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  5,078         $  4,008         $  4,572
                                                                                 ========         ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest (net of amounts capitalized)                                     $ 21,403         $ 19,694         $ 17,699
       Income taxes                                                                   160               86              275
    Cash received during the period for:
       Interest                                                                  $     92         $    156         $    152
       Income taxes                                                                    43               88            2,122
    Non-cash investing and financing activities:
       Capital lease obligations of $588, $34 and $29 were incurred during the 52 weeks ended June 30, 2001, the 52 weeks ended July 1,
         2000 and 44 weeks ended July 3, 1999 respectively, when the
         Company entered into leases for new computer equipment

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

         On December 15, 1999, LPA acquired an additional $15.0 million of Parent's redeemable preferred stock and received warrants to purchase an additional 3% of Parent's common stock on a fully-diluted basis. The $15.0 million proceeds received by Parent was contributed to La Petite as common equity. As a result of the recapitalization and additional purchase of preferred stock and warrants, LPA beneficially owns 81.3% of the common stock of Parent on a fully diluted basis and $45 million of redeemable preferred stock of Parent (See Notes 7 and 13). An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King owns a majority of the voting interests of LPA.

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

         PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Parent and its wholly-owned subsidiary, La Petite, and La Petite's wholly-owned subsidiaries, Bright Start and Services, after elimination of all significant inter-company accounts and transactions.

         FISCAL YEAR END -- On April 18, 2001, the Company changed its fiscal year end from the 52 or 53-week period ending on the first Saturday in July to the 52 or 53-week period ending on the Saturday closest to June
         30. This change was made to align the Company's business fiscal year with its tax fiscal year. On June 10, 1999, the Company changed its fiscal year to be the 52 or 53-week period ending on the first Saturday in July. Prior to this change, the Company utilized a fiscal year consisting of the 52 or 53-week period ending on the last Saturday in August.

         USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECOGNITION OF REVENUES AND PRE-OPENING EXPENSES -- The Company operates preschool education and child care Academies. Revenue is recognized as the services are performed. Expenses associated with opening new Academies are charged to expense as incurred.

         DEPRECIATION AND AMORTIZATION -- Buildings, leasehold improvements, furniture and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. For financial reporting purposes, buildings are generally depreciated over 29 to 40 years, furniture and equipment over three to 10 years and leasehold improvements over five to 15 years.

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

         EXCESS OF PURCHASE PRICE OVER THE NET ASSETS ACQUIRED -- The excess of the purchase price over the fair value of assets and liabilities acquired related to the acquisitions of La Petite and Bright Start are being amortized over periods of 30 years and 20 years, respectively, on the straight-line method.

         OTHER ASSETS -- Other assets include real estate property held for sale, the loss on real estate sale-leaseback transactions, deposits for rent and utilities, and the fair value of identifiable intangible assets acquired in connection with the acquisition of La Petite. The loss on sale-leaseback transactions is being amortized over the lease life, and the intangible assets are being amortized over periods ranging from 2 to 10 years on the straight-line method.

         DEFERRED FINANCING COSTS -- The costs of obtaining financing are included in other assets and are being amortized over the life of the related debt.

         CASH EQUIVALENTS -- The Company's cash equivalents consist of commercial paper and money market funds with original maturities of three months or less.

         RESTRICTED CASH INVESTMENTS -- The restricted cash investment balance represents cash deposited in an escrow account as security for the self-insured portion of the Company's workers compensation and automobile insurance coverage.

         INCOME TAXES -- The Company establishes deferred tax assets and liabilities, as appropriate, for all temporary differences between financial reporting and income tax bases of the Company's assets and liabilities, and adjusts deferred tax balances to reflect changes in tax rates expected to be in effect during the periods the temporary differences reverse. Management has evaluated the recoverability of the deferred income tax asset balances and believes that the deferred balances will be realized.

         DISCLOSURES REGARDING FINANCIAL INSTRUMENTS -- At June 30, 2001 the carrying values of the Company's financial instruments, with the exception of the Company's Senior Notes and preferred stock, approximate fair value. The estimated fair values of Senior Notes and preferred stock at June 30, 2001 were $98.6 million and $61.2 million, respectively. The estimated fair values of Senior Notes and preferred stock at July 1, 2000 were $85.6 million and $54.5 million, respectively. The combined estimated fair value of the Company's interest rate contracts at July 1, 2000 was a liability of $3,463. Estimates of fair value are obtained from independent broker quotes.

         IMPAIRMENT OF LONG-LIVED ASSETS -- The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         ADVERTISING COSTS -- The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. At June 30, 2001, no advertising was reported as an asset. Advertising expense was $5.4 million, $5.5 million and $5.9 million for the years ended June 30, 2001, July 1, 2000 and July 3, 1999, respectively.

         STOCK-BASED COMPENSATION -- The Company accounts for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25 that requires compensation cost to be recognized based on the excess, if any, between the market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company has disclosed the pro forma net income (loss) determined on the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS) No. 123 (See Note 10).


         SEGMENT REPORTING --The Company has determined that it currently operates entirely in one segment.

         DERIVATIVE FINANCIAL INSTRUMENTS-- Effective July 2, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the effective portion of the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Changes in fair value of derivative instruments that do not meet hedge accounting criteria are recorded as a component of current operations. The Company is exposed to credit risk on derivative instruments, limited to the net interest receivable and the fair market value of the derivative instrument should the counter-party fail. Credit risk is managed through an evaluation of the credit worthiness of counter-parties and continuing review and monitoring of counter-parties. The Company is also exposed to market risk from derivative instruments when adverse changes in interest rates occur. Market risk is monitored and controlled through adherence to financial risk policies and periodic review of open positions. The adoption of SFAS No. 133 on July 2, 2000 resulted in a transition gain recorded in other comprehensive income of $0.8 million ($0.5 million net of taxes) resulting from the fair value adjustment of interest rate collars that were used to hedge cash flows associated with variable rate debt (see Note 3b). Additionally, the fair value adjustment to record an interest rate swap and related collar resulted in a $3.5 million ($2.1 million net of tax) charge to earnings which was offset by a corresponding gain of $3.5 million ($2.1 million net of tax)on fixed rate senior notes (see Note 3a).

         The aforementioned interest rate agreements do not qualify for hedge accounting on an ongoing basis. Accordingly, such contracts were marked to market subsequent to the adoption of SFAS No. 133. The adjustment recorded upon transition to the carring value of the fixed rate debt is being amortized to interest expense through May 15, 2003. The transition gain recorded as the only component of accumulated other comprehensive income is reclassified into interest expense over the remaining life of the related contract.

         During the year ended June 30, 2001, approximately $0.9 million ($0.5 million net of tax) was reclassified from accumulated other comprehensive income into interest expense. As of June 30, 2001, the Company has one remaining interest rate collar agreement which expires May 15, 2005. The Company estimates that approximately $83,000 ($50,000 net of taxes) will be reclassified out of accumulated other comprehensive income into interest expense during fiscal year 2002.

         Prior to the adoption of SFAS No. 133, the Company utilizes swap and collar agreements to manage interest rate risks. The Company has established a control environment that includes policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes. Any differential paid or received based on the swap/collar agreements is recognized as an adjustment to interest expense. Amounts receivable or payable under derivative financial instrument contracts, when recognized, are reported on the Consolidated Balance Sheet as both current and long term receivables or liabilities. Gains and losses on terminations of hedge contracts are recognized as other operating expense when terminated in conjunction with the termination of the hedged instrument, or to the extent that such instrument remains outstanding, deferred as other assets or other liabilities and amortized to interest expense over the remaining life of the position.


         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. This Statement replaces SFAS No. 125 and carries over most of the provisions without reconsideration. However, SFAS No. 140 does revise the accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for the fiscal year ended June 30, 2001. The Company adopted the Statement as of July 1, 2001, which had no impact on the Company's financial statements.

         In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets having finite lives acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill not be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Once adopted, annual goodwill amortization of approximately $2.6 million will cease. The Company has not yet determined if any impairment will result from adoption of these Statements.

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

         RECLASSIFICATIONS -- Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

2.       OTHER ASSETS
         (in thousands of dollars)

                                                                          JUNE 30,             JULY 1,
                                                                           2001                2000
                                                                      ---------------      --------------
           Intangible assets:
           Excess purchase price over net assets acquired           $         74,220     $        74,220
           Curriculum                                                          1,497               1,497
           Accumulated amortization                                         (19,356)            (16,533)
                                                                    -----------------    ----------------
                                                                              56,361              59,184

           Deferred financing costs                                            8,769               8,769
           Accumulated amortization                                          (3,252)             (2,141)
           Other assets                                                        3,230               3,347
                                                                    -----------------    ----------------
                                                                    $         65,108     $        69,159
                                                                    ================     ===============

1.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
         (in thousands of dollars)

                                                                        JUNE 30,             JULY 1,
                                                                          2001                 2000
                                                                      --------------      ---------------

           Senior Notes, 10.0% due May 15, 2008, net of             $       142,746     $        145,000
           discount (a)
           Borrowings under credit agreement (b)                             50,250               38,250
           Capital lease obligations                                            653                  966
                                                                    ----------------    -----------------
                                                                            193,649              184,216
           Less current maturities of long-term debt and capital
           lease obligations                                                (1,255)              (1,897)
                                                                    ----------------    -----------------
                                                                    $       192,394     $        182,319
                                                                    ================    ================

         a) The Senior Notes mature on May 15, 2008. Interest is payable semi-annually on May 15 and November 15 of each year. Commencing May 15, 2003, the Senior Notes are redeemable at various redemption prices at Parent and La Petite's option. The Senior Notes are joint and several obligations of Parent and its 100% owned subsidiary, La Petite, as co-issuers, and are fully and unconditionally guaranteed on a joint and several basis by all of Parent's other subsidiaries, namely, Bright Start and Services. Bright Start and Services are 100% owned subsidiaries of La Petite. Parent has no independent assets or operations. There does not exist any restrictions on the ability of Parent or La Petite to obtain funds from its subsidiaries by dividend or loan. The Senior Notes contain certain covenants that, among other things, limit Parent and La Petite's ability to incur additional debt, transfer or sell assets, and pay cash dividends.

                  To reduce interest expense on the $145 million Senior Notes, the Company entered into an interest rate swap transaction of the same notional amount and an interest rate collar during the third quarter of fiscal year 1999. The effect of this transaction was that the fixed rate debt was essentially exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The interest rate collar covers the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates of 10.9% and 9.2%, respectively. On January 11, 2001, the Company entered into an agreement with the counter party to terminate the interest rate swap on the Senior Notes. The termination agreement required the Company to pay the counter party $575,000 on February 28, 2001, which was recorded as interest expense.

         b) On May 11, 1998 the Company entered into an agreement (the Credit Agreement) providing for a term loan facility in the amount of $40.0 million and a revolving credit agreement for working capital and other general corporate purposes in the amount of $25 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Parent, La Petite and its subsidiaries. Loans under the Credit Agreement bear an interest rate per annum equal to (at the Company's option): (i) an adjusted London inter-bank offered rate (LIBOR) not to be less than an amount equal to 2.5% per annum, plus a percentage based on the Company's financial performance or (ii) a rate equal to the higher of Chase's prime rate, a certificate of deposit rate plus 1%, or the Federal Funds rate plus 1/2 of 1% plus in each case a percentage based on the Company's financial performance. The Company is required to pay fees of 0.5% per annum of the unused portion of the Credit Agreement plus letter of credit fees, annual administration fees and agent arrangement fees. The Credit Agreement matures in May 2005. The term loan amortizes in an amount equal to $1.0 million in fiscal year 2001 through 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentage of excess cash flow (as defined). At June 30, 2001 there was $13.0 million outstanding on the revolver.

                  To reduce the impact of interest rate changes on the term loan, the Company entered into interest rate collar agreements during the second quarter of fiscal year 1999. The collar agreements cover the LIBOR interest rate portion of the term loan, effectively setting maximum and minimum interest rates of 9.5% and 7.9%, respectively. A collar agreement expired on February 11, 2001. As of June 30, 2001, the notional value of the interest rate collar agreement was $18.6 million.

                  At June 30, 2001, the Company was not in compliance with certain of the financial covenants contained in the Credit Agreement. On November 14, 2001, the Company entered into Amendment No. 3 to Credit Agreement and Waiver (the "Amendment"), which effectively waived the events of default and established future modified financial covenants (see Note
                  13). The Company expects to comply with the amended financial covenants contained in the Amendment to the Credit Agreement, throughout fiscal year 2002. However, there can be no assurance that the Company will be able to do so. Additionally, the Amendment established revised rates of interest based on the Company's leverage ratio, as defined.

         Scheduled maturities and mandatory prepayments of long-term debt and capital lease obligations during the five years subsequent to June 30, 2001 are as follows (in thousands of dollars):

           2002                                                                                $   1,255
           2003                                                                                    1,220
           2004                                                                                    7,928
           2005                                                                                   40,500
           2006
           2007 and thereafter                                                                   142,746
                                                                                          ---------------
                                                                                               $ 193,649
                                                                                          ===============

4.       OTHER LONG-TERM LIABILITIES
         (in thousands of dollars)

                                                                              JUNE 30,         JULY 1,
                                                                               2001            2000
                                                                          ---------------  --------------

           Unfavorable lease, net of accumulated amortization                   $  2,542        $  3,973
           Reserve for closed academies                                            1,858           5,295
           Interest rate swap agreement                                               10
           Long-term insurance liabilities                                         2,650           3,793
                                                                          ---------------  --------------
                                                                                $  7,060       $  13,061
                                                                          ===============  ==============

         In connection with the acquisition of La Petite and Bright Start, a liability for unfavorable operating leases was recorded and is being amortized over the average remaining life of the leases.

         The reserve for closed academies includes the long-term liability related primarily to leases for Academies that were closed and are no longer operated by the Company.

5.       INCOME TAXES
         The provisions (benefit) for income taxes recorded in the Consolidated Statements of Operations consisted of the following (in thousands of dollars):

                                                              52 WEEKS        52 WEEKS       44 WEEKS
                                                               ENDED           ENDED           ENDED
                                                              JUNE 30,        JULY 1,         JULY 3,
                                                                2001            2000           1999
                                                              --------        --------       --------
           (Refundable) Payable Currently:
             Federal                                           $    23      $  (8,304)       $ 1,426
             State                                                   4         (1,612)           277
                                                              ----------------------------------------
               Total                                                27         (9,916)         1,703
                                                              ----------------------------------------
           Deferred:
             Federal                                              (562)         4,046           (593)
             State                                                (110)           785           (115)
                                                              ----------------------------------------
               Total                                              (672)         4,831           (708)
                                                              ----------------------------------------
                                                               $  (645)      $ (5,085)       $   995
                                                              ========================================

         The difference between the provision for income taxes, as reported in the Consolidated Statements of Operations, and the provision computed at the statutory Federal rate of 34 percent is due primarily to state income taxes and nondeductible amortization of the excess of purchase price over the net assets acquired of $2.6 million, $2.6 million, and $1.8 million in the 52 weeks ended June 30, 2001, and July 1, 2000, and the 44 weeks ended July 3, 1999, respectively. In addition, the 1999 fiscal year provision was impacted by the resolution of issues raised by the IRS regarding the Company's benefit plan (see Note 8 to the consolidated financial statements).

         Deferred income taxes result from differences between the financial reporting and income tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects at June 30, 2001 and July 1, 2000 are estimated as follows (in thousands of dollars):

                                                                                 JUNE 30,       JULY 1,
                                                                                   2001          2000
                                                                                 --------      --------
                           Current deferred taxes:
                             Accruals not currently deductible                   $  2,519      $  3,788
                             Supplies                                              (2,633)       (2,985)
                             Prepaids and other                                    (1,515)          147
                                                                                 --------      --------
                               Net current deferred tax assets (liabilities)     $ (1,629)     $    950
                                                                                 ========      ========


                           Noncurrent deferred taxes:
                             Unfavorable leases                                  $  1,032      $  1,613
                             Insurance reserves                                     1,076         1,540
                             Reserve for closed academies                             754         2,150
                             Long-term debt                                          (915)
                             Carryforward of net operating loss                     8,120         3,847
                             Property and equipment                                 4,651         4,448
                             Intangible assets                                        324           349
                             Derivative financial instruments                       1,272
                             Other                                                    319           291
                                                                                 --------      --------
                               Net noncurrent deferred tax assets                $ 16,633      $ 14,238
                                                                                 ========      ========


         The Company has federal net operating loss carry-forwards of $17.1 million to offset future taxable income through the tax year 2012 and 2018. Management believes that the deferred tax assets recorded on the balance sheet are recoverable and no reserve is required.

6.       LEASES

         Academy facilities are leased for terms ranging from 15 to 20 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. Some leases provide for annual increases in the rental payment and many leases require the payment of additional rentals if operating revenue exceeds stated amounts. These additional rentals range from 2% to 10% of operating revenue in excess of the stated amounts and are recorded as rental expense. Vehicles are also rented under various lease agreements, most of which are cancelable within 30 days after a one-year lease obligation. Substantially all Academy and vehicle leases are operating leases. Rental expense for these leases were $47.4 million, $52.3 million, and $39.1 million, for the 52 weeks ended June 30, 2001, and July 1, 2000, and the 44 weeks ended July 3, 1999, respectively. Contingent rental expense of $2.3 million, $1.9 million and $1.4 million were included in rental expense for the 52 weeks ended June 30, 2001, July 1, 2000, and the 44 weeks ended July 3, 1999, respectively.

         Aggregate minimum future rentals payable under facility leases as of June 30, 2001 were as follows (in thousands of dollars):

           Fiscal year ending:
           2002                                                                $   41,880
           2003                                                                    37,104
           2004                                                                    30,525
           2005                                                                    24,083
           2006                                                                    20,485
           2007 and thereafter                                                     58,988
                                                                          ----------------
                                                                               $  213,065
                                                                          ----------------


7.       REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

         The authorized stock of Parent as of June 30, 2001 consists of:

         (i) 45,000 shares of Series A Redeemable Preferred Stock, $.01 par value, (the preferred stock) all of which were issued and outstanding as of June 30, 2001 and July 1, 2000. The carrying value of the preferred stock is being accreted to its redemption value of $45.0 million on May 11, 2008. The preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual preferred stock dividend dates are added to the liquidation value. The liquidation value per share was $1,360.563 as of June 30, 2001 and $1,211.291 as of July 1,
                  2000. The preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

         (ii) 950,000 shares of Class A Common Stock, $.01 par value, (the Class A Common Stock) of which 564,985 shares were issued and outstanding as of June 30, 2001.

         (iii) 20,000 shares of Class B Common Stock, $.01 par value, (the Class B Common Stock) of which 20,000 shares were issued and outstanding as of June 30, 2001 and July 1, 2000. The Class B Common Stock votes together with the Class A Common Stock as a single class, with the holder of each share of common stock entitled to cast one vote. The holders of the Class B Common Stock have the exclusive right, voting separately as a class, to elect one member to the Board of Directors of Parent. Each share of the Class B Common Stock is convertible at the option of the holder, at any time, into one share of Class A Common Stock.

         (iv) Warrants to purchase 64,231 shares of Class A Common Stock at a purchase price of $.01 per share any time on or before May 11, 2008. The Warrants were issued in connection with the sale of Series A Redeemable Preferred Stock; the Company recognized discounts on the preferred stock by allocating $8,596,000 to the Warrants representing the fair value of the Warrants when issued.

8.       BENEFIT PLAN

         Through May 31, 1999, the Company sponsored a defined contribution plan (the "Plan") for substantially all employees. Until January 1, 1998 eligible participants could make contributions to the Plan from 1% to 20% of their compensation (as defined). The Company also made contributions at the discretion of the Board of Directors. Contribution and plan administration cost expense attributable to this Plan was $15,679, $0.3 million and $0.3 million for the 52 weeks ended June 30, 2001, July 1, 2000, and the 44 weeks ended July 3, 1999, respectively.

         During fiscal year 1997, the Plan was under audit by the Internal Revenue Service ("IRS"), which raised several issues concerning the Plan's operation. All issues raised by the IRS were satisfactorily resolved during fiscal year 1999, and the impact on financial position and results of operations was not material. However, recognizing some inherent deficiencies in the Plan's design, the Company petitioned the IRS for the right to terminate the plan effective May 31, 1999, and on January 13, 2000 the Company received a favorable determination from the IRS and terminated the plan effective May 31, 1999.

         The Company sponsors a new defined contribution plan that was established on January 1, 2001 (the "2001 Plan") for substantially all employees. Eligible participants may make contributions to the 2001 Plan from 0% to 15% of their compensation (as defined). The Company may make contributions at the discretion of the Board of Directors. The Company made no contributions for fiscal year 2001.

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

         Effective May 11, 1998, the Board of Directors of Parent adopted the "1998 Stock Option Plan" (1998 Plan). The 1998 Plan provides for the granting of Tranche A and Tranche B options to purchase up to 60,074 shares of the Parent's common stock. During the 2001 year, the Board of Directors of parent amended the 1998 Plan, increasing to 230,000 the number of shares of the Parent's common stock that may be purchased. Tranche A options were granted at prices, which exceeded the fair value of a share of common stock of the Parent at the date of grant. These options expire ten years from the date of grant and become exercisable ratably over 48 months. Tranche B options were granted at $133.83 per share, expire ten years from the date of grant and are exercisable only in the event of a change in control or a registered public offering of common stock which provides certain minimum returns (as defined).

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

         Stock option transactions during the past three years have been as follows:

                                                  1998 PLAN                 1998
                                                                            PLAN
                             1995 PLAN             TRANCHE A              TRANCHE B               1999 PLAN
                            --------------------- ---------------------- ------------------- -----------------------
                                      WEIGHTED                WEIGHTED            WEIGHTED            WEIGHTED

                            OPTIONS  AVG. PRICE    OPTIONS   AVG. PRICE  OPTIONS  AVG. PRICE     OPTIONS  AVG. PRICE
                            -------  ----------    -------   ----------  -------  ----------     -------  ----------
 Options outstanding
    at August 29, 1998       20,717   $  19.19      38,850    $   66.92    13,205  $ 133.83
                            -------   --------     -------    ---------   -------  --------      -------  ---------

      Granted                                        4,500        66.92     1,200    133.83
                            -------   --------     -------    ---------   -------  --------      -------  ---------

 Options outstanding
    at July 3, 1999          20,717      19.19      43,350        66.92    14,405    133.83
                            -------   --------     -------    ---------   -------  --------      -------  ---------

      Granted                                                                                      4,400  $   66.92
      Exercised               4,959      18.00
      Canceled               11,795      19.01      33,450        66.92     9,605    133.83
                            -------   --------     -------    ---------   -------  --------      -------  ---------

 Options outstanding
    at July 1, 2000           3,963      21.22       9,900        66.92     4,800    133.83        4,400      66.92
                            -------   --------     -------    ---------   -------  --------      -------  ---------


      Granted                                      182,285        66.92
      Canceled                  750      18.00       2,575        66.92     4,200    133.83          500      66.92
                            -------   --------     -------    ---------   -------  --------      -------  ---------

 Options outstanding
    at June 30, 2001          3,213   $  21.97     189,610    $   66.92       600  $ 133.83        3,900  $   66.92
                            =======   ========     =======    =========   =======  ========      =======  =========

 Options exercisable
 at June 30, 2001             3,213                 55,308                                         1,787
                            =======                =======                =======                =======

 Options available for
 grant at June 30, 2001                             25,374                14,416                   6,100
                            =======                =======                =======                =======


                                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                             -----------------------------------------  ----------------------
                                                WEIGHTED
                                                AVERAGE     WEIGHTED                WEIGHTED
                                                REMAINING   AVERAGE                 AVERAGE
          RANGE OF                 NUMBER       CONTRACTUAL EXERCISE    NUMBER      EXERCISE
          EXERCISE PRICE           OUTSTANDING  LIFE        PRICE       EXERCISABLE PRICE
          ------------------------------------------------------------------------------------


          1995 Plan:
               $ 18.00                  2,463   4.2 years      $18.00        2,463    $ 18.00
               $ 35.00                    750   5.5 years      $35.00          750    $ 35.00
          ------------------------------------------------------------------------------------
               $ 18.00 to $ 35.00       3,213   4.5 years      $21.97        3,213    $ 21.97

          ====================================================================================

          1998 Tranche A:
               $ 66.92                189,610   8.8 years      $66.92       55,308    $ 66.92
          ====================================================================================

          1998 Tranche B
              $ 133.83                    600   6.9 years     $133.83
          ====================================================================================

          1999 Plan
               $ 66.92                  3,900   8.1 years      $66.92        1,787    $ 66.92
          ====================================================================================


         The Company accounts for all options in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock options granted.

         The weighted average fair value at date of grant for options granted during fiscal years 2001, 2000 and 1999 was $0.00, $5.08 and $4.43 per share, respectively, which for the purposes of this disclosure, is assumed to amortize over the respective vesting periods of the grants. Had compensation cost for these options been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been increased by (in thousands) $11 in 2001, $14 in 2000 and $37 in 1999. The Company is privately owned and there is no market for its stock. The estimated compensation element is based on the time value of money at the U.S. Treasury rates assuming that the value of the stock will be at least equal to the grant price when fully exercisable. The estimated compensation expense above is assumed to be amortized over the vesting period.

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

12.      RESTRUCTURING CHARGE

         In the third quarter of 2000, management committed to a plan to close certain Academies located in areas where the demographic conditions no longer supported an economically viable operation and to restructure its operating management to better serve the remaining Academies. Accordingly, the Company recorded a $7.5 million restructuring charge ($4.5 million after tax) to provide for costs associated with the Academy closures and restructuring of 49 Academies. The charge consisted principally of $5.9 million for the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income, and $1.1 million for the write-down of fixed assets to fair market value.

         As of June 30, 2001, the following costs related to the closings and restructurings were charged against the 2000 year restructuring reserve:


                                                          FACILITIES &         OTHER
                                                         RELATED ASSETS        COSTS          TOTAL
                                                        ------------------  -------------  -------------


          Reserves recorded in fiscal year 2000                $    6,989        $   511       $  7,500
          Amount utilized in fiscal year 2000                     (1,234)          (149)        (1,383)
                                                        ------------------------------------------------
          Balance at July 1, 2000                                   5,755            362          6,117

          Amount utilized in fiscal year 2001                     (2,222)          (139)        (2,361)
                                                        ------------------  -------------  -------------
          Balance at June 30, 2001                             $    3,533        $  223        $  3,756
                                                        =================   =============  =============


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

14.      RESTATEMENT

         Subsequent to the issuance of the Company's fiscal 2001 financial statements, the Company's management determined that it had incorrectly accounted for the transition adjustment related to certain derivative interest rate instruments in connection with the adoption of SFAS No. 133 on July 2, 2000. As a result, the fiscal 2001 financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:


                                                                                        2001
                                                                           As previously          As
                                                                             reported          restated
                                                                         ------------------ ----------------

         At June 30:
           Noncurrent deferred income taxes                                        $16,276          $16,633
           Long-term debt and capital lease obligations                            194,648          192,394
           Accumulated deficit                                                   (146,226)        (143,615)

         For the 52 weeks ended June 30:
           Interest expense                                                         23,577           21,323
           Loss before income taxes                                                (6,600)          (4,346)
           Provision (benefit) for income taxes                                      (288)            (645)
           Net loss                                                                (6,312)          (3,701)
           Comprehensive loss                                                      (5,981)          (3,370)



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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and current position held by the persons who are the directors and executive officers of the Company:


Name                                                       Age                Position
----                                                       ---                --------

Stephen P. Murray ..........................................38    Chairman of the Board and Director
Judith A. Rogala............................................60    Chief Executive Officer, President and
                                                                  Director
Mitchell J. Blutt, M.D .....................................44    Director
Terry D. Byers .............................................47    Director
Robert E. King .............................................65    Director
Brian J. Richmand ..........................................47    Director
Ronald L. Taylor ...........................................57    Director
Damaris M. Campbell ........................................48    Vice President, Eastern Region
Jeffrey J. Fletcher ........................................49    Chief Financial Officer
Brian J. Huesers ...........................................40    Chief Information Officer
Lisa J. Miskimins ..........................................41    Vice President, Central Region
Rebecca L. Perry ...........................................46    Vice President, Operations
Bill Buckland ..............................................55    Vice President, People
Amy Larson..................................................38    Vice President, Marketing

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for the 52 weeks ended June 30, 2001 (2001), for the 52 weeks ended July 1, 2000 (2000), and for the 44 weeks ended July 3, 1999 (1999), by the Company's Chief Executive Officer, and the four other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the fiscal year:


                                          SUMMARY COMPENSATION TABLE
                                          COMPENSATION FOR THE PERIOD
                                          ---------------------------
                                                         ANNUAL              LONG-TERM           ALL OTHER
                                                      COMPENSATION          COMPENSATION       COMPENSATION
                                                      ------------          ------------       ------------

                                                                             NUMBER OF
                                                                            SECURITIES
                                                                            UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR      SALARY       BONUS    OPTION/SAR AWARDS
---------------------------               ----      ------       -----    -----------------



Judith A. Rogala                          2001    $350,000      $175,000    49,810
   Chief Executive Officer & President    2000    $180,385 (1)    87,500

Jeffrey J. Fletcher                       2001     160,150        64,000    20,000
    Chief Financial Officer               2000       7,385 (2)    25,000

Rebecca L. Perry                          2001     151,438                   2,000
    Vice President Operations             2000     183,729
                                          1999     155,490

Brian J. Huesers                          2001     140,000                  20,000
    Chief Information Officer             2000      10,769 (3)

Lisa J. Miskimins                         2001     115,780                  19,325             $14,879 (4)
    Vice President, Central Region        2000      74,703         2,000
                                          1999      68,310                     750

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

The following tables present information relating to grants to the named executive officers of options to purchase common stock of Company:

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION/SAR VALUES


                                                                    NUMBER OF
                                                                   SECURITIES
                                                                   UNDERLYING              VALUE OF
                                                                   UNEXERCISED           IN-THE-MONEY
                                                                  OPTIONS/SARS           OPTIONS/SARS
                                                                 AT FY END (#)           AT FY END (2)

                               SHARES ACQUIRED      VALUE         EXERCISABLE/           EXERCISABLE/
        NAME                   ON EXERCISE (#)    REALIZED        UNEXERCISABLE          UNEXERCISABLE

Judith A. Rogala                                                 18,679 / 31,131 (1)          0 / 0

Jeffrey J. Fletcher                                               5,000 / 15,000 (1)          0 / 0

Rebecca L. Perry                                                  3,275 /  2,325 (1)          0 / 0

Brian J. Huesers                                                  5,000 / 15,000 (1)          0 / 0

Lisa J. Miskimins                                                 5,352 / 14,648 (1)          0 / 0


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

                               OPTIONS/SAR GRANTS
                              IN LAST FISCAL YEAR

                      NUMBER OF                                                            POTENTIAL REALIZABLE
                     SECURITIES       % OF TOTAL                                        VALUE (2) AT ASSUMED ANNUAL
                     UNDERLYING     OPTIONS/SAR'S       EXERCISE OR                       RATES OF STOCK PRICE
                    OPTIONS/SAR'S    GRANTED TO          BASE PRICE     EXPIRATION      APPRECIATION FOR OPTION TERM
   NAME               GRANTED         EMPLOYEES          ($/SHARE)         DATE              5%($)        10% ($)
   ----               -------         ---------          ---------         ----              -----        -------

FISCAL YEAR 2001

Judith A. Rogala      49,810 (1)         27%               $66.92     December, 2009       $2,096,285    $5,312,398

Jeffrey J. Fletcher   20,000 (1)         11%               $66.92       June, 2010         $  841,713    $2,133,065

Rebecca Perry          2,000 (1)         1%                $66.92       June, 2010         $   84,171    $  213,306

Brian J. Huesers      20,000 (1)         11%               $66.92       June, 2010         $  841,713    $2,133,065

Lisa J. Miskimins     19,325 (1)         11%               $66.92       June, 2010         $  813,305    $2,061,074




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

                                    SCHEDULES

         Schedule I -- Condensed Financial Information of Registrants

         Schedule II -- Valuation and Qualifying Accounts

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



LPA HOLDING CORP.

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------------

                                                                               JUNE 30,          JULY 1,
                                                                                 2001             2000
                                                                             AS RESTATED,
  BALANCE SHEETS                                                              SEE NOTE 14
                                                                            ---------------  ---------------

  ASSETS:
  Investment in La Petite Academy, Inc.                                         $ (24,577)       $ (21,207)

                                                                            ---------------  ---------------
                                                                                $ (24,577)       $ (21,207)
                                                                            ===============  ===============


  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
  Current liabilities:
     Payable to La Petite Academy, Inc.                                             55,164           55,132
                                                                            ---------------  ---------------
          Total current liabilities                                                 55,164           55,132


  Series A 12% redeemable preferred stock ($.01 par value per share);               54,941           47,314
     45,000 shares authorized, issued and outstanding at June 30, 2001 at aggregate liquidation preference of $1,360.563 and $1,211.291 as of
     July 1, 2000 (Note 7)

  Stockholders' deficit:
     Class A common stock ($.01 par value per share); 950,000 shares                     6                6
     authorized and 564,985 issued and outstanding as of June 30, 2001 and
     July 1, 2000
     Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of June 30, 2001 and July 1,
     2000
     Common stock warrants                                                          8,596            8,596
     Accumulated other comprehensive income                                            331
     Accumulated deficit                                                         (143,615)        (132,255)
                                                                            ---------------  ---------------
          Total stockholders' deficit                                            (134,682)        (123,653)
                                                                            ---------------  ---------------
                                                                                $ (24,577)       $ (21,207)
                                                                            ===============  ===============

     See notes to consolidated financial statements included in Part II of the Annual Report on Form 10-K/A.



LPA HOLDING CORP.
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------------------------------------------


                                                             52 WEEKS         52 WEEKS           44 WEEKS
                                                               ENDED            ENDED              ENDED
                                                              JUNE 30,          JULY 1,           JULY 3,
                                                                2001             2000               1999
                                                           AS RESTATED,
STATEMENTS OF OPERATIONS                                   SEE NOTE 14
                                                          -----------------  --------------  ---------------


Equity in net loss of La Petite Academy, Inc.                   $  (3,370)      $ (10,547)        $   (797)
                                                          -----------------  --------------  ---------------

Net loss                                                        $  (3,370)      $ (10,547)        $   (797)
                                                          =================  ==============  ===============



See notes to consolidated financial statements included in Part II of the Annual Report on Form 10-K/A.



LPA HOLDING CORP.

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------------------------------------------


                                                                52 WEEKS         52 WEEKS       44 WEEKS
                                                                  ENDED            ENDED         ENDED
                                                                JUNE 30,          JULY 1,       JULY 3,
                                                                  2001             2000           1999
                                                              AS RESTATED,
STATEMENTS OF CASH FLOWS                                      SEE NOTE 14
                                                             ---------------  --------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $ (3,370)      $ (10,547)       $  (797)
    Adjustments to reconcile net loss to net cash from
       operating activities:
       Equity in net loss of La Petite Academy, Inc.                  3,370          10,547            797
                                                             ---------------  --------------  -------------

             Net cash from operating activities                   $       -      $        -       $      -
                                                             ===============  ==============  =============



See Notes to Consolidated Financial Statements included in Part II of the Annual Report on Form 10-K/A.



LPA HOLDING CORP.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------------------------------------------


ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                              BALANCE AT       CHARGED TO                      BALANCE AT
                                               JULY 1,         COSTS AND                        JUNE 30
DESCRIPTION                                      2000           EXPENSES       WRITE-OFFS         2001
                                            ---------------  ---------------  -------------  ---------------

Allowance for doubtful accounts                 $   406         $  4,531        $ 4,400          $   537
                                            ---------------  ---------------  -------------  ---------------


                                              BALANCE AT       CHARGED TO                      BALANCE AT
                                               JULY 3,         COSTS AND                        JULY 1,
DESCRIPTION                                      1999           EXPENSES       WRITE-OFFS         2000
                                            ---------------  ---------------  -------------  ---------------

Allowance for doubtful accounts                 $   306         $  2,931        $ 2,831          $   406
                                            ---------------  ---------------  -------------  ---------------


                                              BALANCE AT       CHARGED TO                      BALANCE AT
                                              AUGUST 29,       COSTS AND                        JULY 3,
DESCRIPTION                                      1998           EXPENSES       WRITE-OFFS         1999
                                            ---------------  ---------------  -------------  ---------------

Allowance for doubtful accounts                 $   196         $  1,382        $ 1,272          $   306
                                            ---------------  ---------------  -------------  ---------------

                                                                                             (continued)

                                       60


LPA HOLDING CORP.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------------------------------------------


RESERVE FOR CLOSED ACADEMIES
                                         BALANCE AT        CHARGED TO                         BALANCE AT
                                           JULY 1,          COSTS AND       CHARGED TO         JUNE 30,
DESCRIPTION                                 2000            EXPENSES          RESERVE            2001
                                        ------------      --------------   --------------    --------------

Reserve for Closed Academies            $     8,563       $      426       $     4,031       $     4,958
                                        ------------      --------------   --------------    --------------


                                         BALANCE AT        CHARGED TO                         BALANCE AT
                                           JULY 3,          COSTS AND       CHARGED TO          JULY 1,
DESCRIPTION                                 1999            EXPENSES          RESERVE            2000
                                        --------------    --------------   --------------    --------------

Reserve for Closed Academies            $     4,048       $    7,500       $    2,985        $     8,563
                                        --------------    --------------   --------------    --------------



                                         BALANCE AT        CHARGED TO                         BALANCE AT
                                         AUGUST 30,         COSTS AND       CHARGED TO          JULY 3,
DESCRIPTION                                 1998            EXPENSES          RESERVE            1999
                                        --------------    --------------   --------------    --------------

Reserve for Closed Academies            $     5,417       $                $   1,369         $     4,048
                                        --------------    --------------   --------------    --------------

                                                                                             (concluded)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 2002.

                                                            LPA Holding Corp.

                                                            /s/ Michael L. Goldberg
                                                            -----------------------------------------
                                                            By: Michael L. Goldberg
                                                            Chief Financial Officer and duly
                                                            authorized representative of the
                                                            registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on April 18, 2002.

/s/  Judith A. Rogala                                       /s/  Stephen P. Murray
--------------------------------------------                -----------------------------------------
By:  Judith A. Rogala                                       By: Stephen P. Murray
Chief Executive Officer, President and                      Chairman of the Board and Director
Director

/s/  Mitchell J. Blutt, M.D.                                /s/  Terry D. Byers
--------------------------------------------                -----------------------------------------
By:  Mitchell J. Blutt, M.D.                                By:  Terry D. Byers
Director                                                    Director

/s/  Robert E. King
--------------------------------------------
By:  Robert E. King
Director

/s/  Ronald L. Taylor
--------------------------------------------
By:  Ronald L. Taylor
Director


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 2002.


                                                            La Petite Academy, Inc.

                                                            /s/  Michael L. Goldberg
                                                            ----------------------------------------------
                                                            By:  Michael L. Goldberg
                                                            Chief Financial Officer and duly
                                                            authorized representative of the
                                                            registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on April 18, 2002.

/s/  Judith A. Rogala                                       /s/  Stephen P. Murray
--------------------------------------------                -----------------------------------------
By:  Judith A. Rogala                                       By: Stephen P. Murray
Chief Executive Officer, President and                      Chairman of the Board and Director
Director

/s/  Mitchell J. Blutt, M.D.                                /s/  Terry D. Byers
--------------------------------------------                -----------------------------------------
By:  Mitchell J. Blutt, M.D.                                By:  Terry D. Byers
Director                                                    Director

/s/  Robert E. King
--------------------------------------------
By:  Robert E. King
Director

/s/  Ronald L. Taylor
--------------------------------------------
By:  Ronald L. Taylor
Director
