Form 10-Q/A
period 2001-10-20
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2002-04-19
CIK 1062774, 901116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    AMENDMENT
                                       TO
                                   FORM 10-Q/A

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
                                                                                    Stock (par value, $.01 per
                                                                                    share)

                                EXPLANATORY NOTE

LPA Holding Corp. and La Petite Academy (the "Registrants") are filing this Amendment No. 1 on Form 10-Q/A (the "Amendment No. 1") in response to comments received from the Securities and Exchange Commission (the "SEC") regarding the Registrants' Form 10-K for the fiscal year ended June 30, 2001 that was originally filed on November 30, 2001 and the subsequent periodic reports filed by the Registrants, including the Registrants' Form 10-Q for the quarterly period ended October 20, 2001 that was originally filed on December 4, 2001 (the "Original 10-Q Filing"). This Amendment No. 1 is being filed in response to the SEC's comments received in connection with a review of the Registrants' Original 10-Q Filing, including management determining, subsequent to the Original 10-Q Filing that it had incorrectly accounted for the transition adjustment related to certain derivative interest rate instruments in connection with the adoption of Statement of Financial Accounting Standards No. 133, Accounting For Derivative Financial Instruments and Hedging Activities ("SFAS No. 133") on July 2, 2000. Accordingly, this Amendment No. 1 reflects the following:

     (1) the restatement of the Registrants' unaudited condensed consolidated financial statements for the 16 week periods ended October 20, 2001 and October 21, 2000 contained in Item 1 related to the transition adjustment recorded upon the adoption of SFAS No. 133 (as described more fully in Note 8 to the consolidated financial statements); and

     (2) the corresponding disclosures related to such restatement in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the convenience of the reader, this Amendment No. 1 amends and restates in its entirety the Original 10-Q Filing, as amended by this Amendment No. 1. This Amendment No. 1 continues to speak as of the date of the Original 10-Q Filing, and the Registrants have not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Registrants' periodic reports filed with the SEC subsequent to the date of the Original 10-Q Filing.

LPA HOLDING CORP. AND SUBSIDIARIES

INDEX
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
                                                                                     PAGE
                                                                                     ----
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

    Condensed Consolidated Balance Sheets                                              5

    Condensed Consolidated Statements of Operations and Comprehensive Loss             6

    Condensed Consolidated Statements of Cash Flows                                    7

    Notes to Condensed Consolidated Financial Statements                            8-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             12-16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 16-17


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                             18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                              18


SIGNATURES                                                                         19-20

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands of dollars, except share and per share data)
-------------------------------------------------------------------------------

ASSETS                                                                                OCTOBER 20, 2001     JUNE 30, 2001
                                                                                        AS RESTATED,
                                                                                         SEE NOTE 8
Current assets:
  Cash and cash equivalents                                                              $   5,427          $   5,078
  Restricted cash investments                                                                  949                 91
  Accounts and notes receivables (net of allowance for doubtful accounts
    of $917 and $537, respectively)                                                          9,487              9,920
  Prepaid supplies and expenses                                                             13,108              9,821
  Other current assets                                                                         980                 55
                                                                                         ---------          ---------
    Total current assets                                                                    29,951             24,965

Property and equipment (net of accumulated depreciation of $49,034
  and $46,278, respectively)                                                                57,670             59,024
Intangible assets (net of accumulated amortization of  $20,225 and
  $19,356, respectively)                                                                    55,493             56,361
Other assets                                                                                 8,347              8,747
Deferred income taxes                                                                       18,111             16,633
                                                                                         ---------          ---------
                                                                                         $ 169,572          $ 165,730
                                                                                         =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Overdrafts due banks                                                                   $   5,136          $   5,925
  Accounts payable                                                                           5,976              5,707
  Other current liabilities (Note 3)                                                        40,045             34,385
                                                                                         ---------          ---------
    Total current liabilities                                                               51,157             46,017

Long-term debt and capital lease obligations (Note 4)                                      195,888            192,394
Other long-term liabilities                                                                  5,530              7,060
Series A 12% redeemable preferred stock ($.01 par value per share);
  45,000 shares authorized, issued and outstanding as of
  October 20, 2001 and June 30, 2001 at aggregate liquidation
  preference of $63.5 million and $61.2 million, respectively                               57,457             54,941

Commitments and contingencies (Note 5)

Stockholders' deficit:
  Class A Common Stock ($.01 par value per share); 950,000 shares authorized and
    564,985 issued and outstanding as of October 20, 2001
    and June 30, 2001                                                                            6                  6
  Class B Common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of October 20, 2001 and June 30, 2001
  Common  stock warrants                                                                     8,596              8,596
  Accumulated other comprehensive income                                                       305                331
  Accumulated deficit                                                                     (149,367)          (143,615)
                                                                                         ---------          ---------
    Total stockholders' deficit                                                           (140,460)          (134,682)
                                                                                         ---------          ---------
                                                                                         $ 169,572          $ 165,730)
                                                                                         =========          =========


LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------


                                                            16 WEEKS ENDED
                                                --------------------------------------
                                                OCTOBER 20, 2001      OCTOBER 21, 2000
                                                  AS RESTATED,          AS RESTATED,
                                                   SEE NOTE 8            SEE NOTE 8

Operating revenues                                 $ 117,307             $ 114,274

Operating expenses:
  Salaries, wages and benefits                        65,039                65,011
  Facility lease expense                              13,985                13,689
  Depreciation and amortization                        4,588                 4,798
  Provision for doubtful accounts                        882                   888
  Other                                               30,785                28,118
                                                   ---------             ---------

    Total operating expenses                         115,279               112,504
                                                   ---------             ---------

Operating income                                       2,028                 1,770

Interest income                                          (85)                  (28)
Interest expense                                       7,001                 7,441
                                                   ---------             ---------

Loss before income taxes                              (4,888)               (5,643)

Benefit for income taxes                              (1,652)               (2,083)
                                                   ---------             ---------

Net Loss                                              (3,236)               (3,560)
                                                   =========             =========

Other comprehensive income (loss):
  Other comprehensive income                                                   492
  Reclassification into operations                       (26)                  (64)
                                                   ---------             ---------
Total other comprehensive income (loss)                  (26)                  428
                                                   ---------             ---------

Comprehensive loss                                 $  (3,262)            $  (3,132)
                                                   =========             =========

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------


                                                                                                  16 WEEKS ENDED
                                                                                       ------------------------------------
                                                                                       OCTOBER 20, 2001    OCTOBER 21, 2000
                                                                                         AS RESTATED,        AS RESTATED,
                                                                                          SEE NOTE 8          SEE NOTE 8
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                   $(3,236)            $(3,560)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Amortization of transition adjustment into operations                                       328                 264
   Depreciation and amortization                                                             4,881               5,140
   Deferred income taxes                                                                    (4,015)             (1,949)
Changes in operating assets and liabilities:
   Receivables                                                                                 433              (1,361)
   Prepaid supplies and expenses                                                            (3,287)              2,326
   Accrued property and sales taxes                                                            967                 875
   Accrued interest payable                                                                  4,540               5,503
   Accounts payable and other current liabilities                                              (26)             (5,639)
   Other changes in assets and liabilities, net                                              1,148              (1,264)
                                                                                           -------             -------
       Net cash provided by operating activities                                             1,733                 335
                                                                                           -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                     (2,568)             (1,920)
   Proceeds from sale of assets                                                                  2                 183
                                                                                           -------             -------
       Net cash used for investing activities                                               (2,566)             (1,737)
                                                                                           -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of debt and capital lease obligations                                            (371)               (645)
   Borrowings under the Revolving Credit Agreement                                           3,200               6,000
   Reduction in overdrafts due banks                                                          (789)               (797)
   Increase in restricted cash investments                                                    (858)             (3,990)
                                                                                           -------             -------
       Net cash provided by financing activities                                             1,182                 568
                                                                                           -------             -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           349                (834)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             5,078               4,008
                                                                                           -------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 5,427             $ 3,174
                                                                                           =======             =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                                                $ 3,255             $ 1,332
   Income taxes                                                                                 83                  94
Cash received during the period for:
   Interest                                                                                $    85             $    33
   Income taxes                                                                                                     19


See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

2. BASIS OF PRESENTATION

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). The results for the interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K/A for the fiscal year ended June 30, 2001.

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

   Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

3. OTHER CURRENT LIABILITIES (IN THOUSANDS OF DOLLARS)


                                                              October 20, 2001    June 30, 2001
                                                              ----------------    -------------
Current reserve for closed academies                              $ 3,024            $ 3,100
Current maturities of long-term debt and capital lease
   obligations                                                        974              1,255
Accrued salaries, wages and other payroll costs                    14,734             15,495
Accrued insurance liabilities                                       3,276              2,359
Accrued property and sales taxes                                    4,335              3,368
Accrued interest payable                                            7,027              2,487
Other current liabilities                                           6,675              4,692
Current deferred income taxes                                                          1,629
                                                                  -------            -------
                                                                  $40,045            $34,385
                                                                  =======            =======



4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (IN THOUSANDS OF DOLLARS)


                                                                      October 20, 2001           June 30, 2001
                                                                      ----------------           -------------
Senior Notes, 10.0% due May 15, 2008, net of discount                     $ 143,118                $ 142,746
Borrowings under credit agreement                                            53,200                   50,250
Capital lease obligations                                                       544                      653
                                                                          ---------                ---------
                                                                            196,862                  193,649
Less current maturities of long-term debt and capital lease
  obligations                                                                  (974)                  (1,255)
                                                                          ---------                ---------
                                                                          $ 195,888                $ 192,394
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

8. RESTATEMENT

   Subsequent to the issuance of the Company's fiscal 2001 financial statements, the Company's management determined that it had incorrectly accounted for the transition adjustment related to certain derivative interest rate instruments in connection with the adoption of SFAS No. 133 on July 2, 2000. As a result, the accompanying condensed consolidated financial statements for the quarterly periods ended October 20, 2001 and October 21, 2000 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:


                                           As previously              As
As of October 20, 2001:                      reported              restated
-----------------------                    --------------------------------

Noncurrent deferred income taxes            $  17,603             $  18,111
Long-term debt and capital lease              197,770               195,888
   obligations
Accumulated other comprehensive                   310                   305
income
Accumulated deficit                          (151,762)             (149,367)


For the 16 weeks ended:              October 20, 2001                  October 21, 2000
-----------------------        ---------------------------       ---------------------------
                               As previously         As          As previously         As
                                 reported         restated         reported         restated
                               ---------------------------       ---------------------------
Interest expense                 $ 6,638          $ 7,001          $ 7,441          $ 7,441
Loss before income taxes          (4,525)          (4,888)          (5,643)          (5,643)
Benefit for income taxes          (1,505)          (1,652)          (1,976)          (2,083)
Net loss                          (3,020)          (3,236)          (3,667)          (3,560)
Comprehensive loss                (2,999)          (3,262)          (5,389)          (3,132)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTRODUCTION

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this document. The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to previously reported results of operations for these periods. See
Note 8 to the unaudited condensed consolidated financial statements for further discussion of this matter.

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

RESULTS OF OPERATIONS

The Company's operating results for the comparative 16 weeks were as follows (in thousands of dollars):


                                                                 16 WEEKS ENDED
                                           --------------------------------------------------------
                                           OCTOBER          PERCENT        OCTOBER          PERCENT
                                             20,              OF             21,              OF
                                            2001            REVENUE         2000            REVENUE
                                          --------          -------       --------          -------
Operating revenues                        $117,307           100.0%       $114,274           100.0%
Operating expenses:
  Salaries, wages and benefits              65,039            55.4          65,011            56.9
  Facility lease expense                    13,985            11.9          13,689            12.0
  Depreciation and amortization              4,588             3.9           4,798             4.2
  Provision for doubtful accounts              882             0.7             888             0.8
  Other                                     30,785            26.4          28,118            24.6
                                          --------           -----        --------           -----
    Total operating expenses               115,279            98.3         112,504            98.5
                                          --------           -----        --------           -----
Operating income                          $  2,028             1.7%       $  1,770             1.5%
                                          ========           =====        ========           =====


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

Interest expense decreased $0.4 million compared to the same period last year. The decrease was principally due to lower interest rates offset by higher average borrowings under the revolver and mark-to-market adjustments for derivative instruments. (See Item 3 for details on the elimination of certain derivative investments held by the Company).

After adding back to pre-tax income permanent differences, the effective income tax rate was approximately 41% for the current year compared to an effective income tax rate of approximately 43% for last year.

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

EBITDA is defined as income before non-cash restructuring charges, extraordinary items, net interest costs, income taxes, depreciation and amortization. EBITDA was $6.7 million for the period ended October 21, 2001, an increase of $0.1 million from the prior year. The increase in EBITDA is principally due to increased revenues offset by higher other operating expenses including insurance, marketing, summer activity costs and management meeting costs. EBITDA as a percentage of revenue decreased slightly to 5.6% in the first quarter of fiscal 2002 as compared to 5.7% in the first quarter of fiscal 2001.

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

Cash flows from operating activities were $1.7 million during the 16 weeks ended October 20, 2001 as compared to cash flows from operating activities of $0.3 million during the same period in fiscal year 2001. The $1.4 million increase in operating cash flow is principally due a $0.3 million decrease in net loss, a $5.6 million increase in accounts payable and other current liabilities, a $1.8 million decrease in accounts receivable and a $2.4 million change in other assets and liabilities, offset by a $5.6 million increase in prepaid expenses and supplies, a $2.1 million increase in deferred taxes and a decrease in accrued interest of $1.0 million.

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


                                            LPA HOLDING CORP.

Dated April 18, 2002                        /s/ Michael L. Goldberg
                                            --------------------------------
                                            By: Michael L. Goldberg

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


                                            La Petite Academy, Inc.

Dated April 18, 2002                        /s/  Michael L. Goldberg
                                            --------------------------------
                                            By:  Michael L. Goldberg

                                            Chief Financial Officer and duly
                                            authorized representative of the
                                            registrant