Form 10-Q/A
period 2002-01-12
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2002-04-19
CIK 1062774, 901116

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-Q/A

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 12, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                    Stock (par value, $.01 per
                                                                                    share)


                                EXPLANATORY NOTE

LPA Holding Corp. and La Petite Academy (the "Registrants") are filing this Amendment No. 1 on Form 10-Q/A (the "Amendment No. 1") in response to comments received from the Securities and Exchange Commission (the "SEC") regarding the Registrants' Form 10-K for the fiscal year ended June 30, 2001 that was originally filed on November 30, 2001 and the subsequent periodic reports filed by the Registrants, including the Registrants' Form 10-Q for the quarterly period ended January 12, 2002 that was originally filed on February 26, 2002 (the "Original 10-Q Filing"). This Amendment No. 1 is being filed in response to the SEC's comments received in connection with a review of the Registrants' Original 10-Q Filing, including management determining, subsequent to the Original 10-Q Filing that it had incorrectly accounted for the transition adjustment related to certain derivative interest rate instruments in connection with the adoption of Statement of Financial Accounting Standards No. 133, Accounting For Derivative Financial Instruments and Hedging Activities ("SFAS No. 133") on July 2, 2000. Accordingly, this Amendment No. 1 reflects the following:

     (1) the restatement of the Registrants' unaudited condensed consolidated financial statements for the 12 week and 28 week periods ended January 12, 2002 and January 31, 2001 contained in Item 1 related to the transition adjustment recorded upon the adoption of SFAS No. 133 (as described more fully in Note 9 to the unaudited condensed consolidated financial statements); and

       (2) the corresponding disclosures related to such restatement in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

LPA HOLDING CORP. AND SUBSIDIARIES

INDEX


PART I.  FINANCIAL INFORMATION
                                                                                                          PAGE
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Condensed Consolidated Balance Sheets                                                                  5-6

    Condensed Consolidated Statements of Operations and Comprehensive Operations                            7

    Condensed Consolidated Statements of Cash Flows                                                         8

    Notes to Condensed Consolidated Financial Statements                                                   9-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                            13-18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                        18-19


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                  20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                   20


SIGNATURES                                                                                                 21-22

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
--------------------------------------------------------------------------------

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands of dollars, except share and per share data)
--------------------------------------------------------------------------------

                                                                        JANUARY 12, 2002      JUNE 30, 2001
                                                                          AS RESTATED,
ASSETS                                                                     SEE NOTE 9
Current assets:
  Cash and cash equivalents                                               $  5,055               $  5,078
  Restricted cash investments                                                1,730                     91
  Accounts and notes receivable (net of allowance for doubtful accounts
    of $699 and $537, respectively)                                         10,866                  9,920
  Prepaid supplies and expenses                                             13,190                  9,821
  Other current assets                                                         919                     55
                                                                         ---------               --------
    Total current assets                                                    31,760                 24,965

Property and equipment (net of accumulated depreciation of $51,844
  and $46,278, respectively)                                                54,903                 59,024
Intangible assets (net of accumulated amortization of  $20,877 and
  $19,356, respectively)                                                    54,841                 56,361
Other assets                                                                 9,028                  8,747
Deferred income taxes                                                       18,689                 16,633
                                                                         ---------               --------
                                                                          $169,221               $165,730
                                                                         =========               ========

                                                                     (Continued)

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands of dollars, except share and per share data)
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIT                                              JANUARY 12, 2002       JUNE 30, 2001
                                                                                      AS RESTATED,
                                                                                       SEE NOTE 9
Current liabilities:
  Overdrafts due banks                                                                   $   6,648          $   5,925
  Accounts payable                                                                           4,589              5,707
  Other current liabilities (Note 3)                                                        34,705             34,385
                                                                                        ----------         ----------
     Total current liabilities                                                              45,942             46,017

Long-term debt and capital lease obligations (Note 4)                                      196,741            192,394
Other long-term liabilities                                                                  5,240              7,060
Series A 12% redeemable preferred stock ($.01 par value per share);
    45,000 shares authorized, issued and outstanding as of
    January 12, 2002 and June 30, 2001; aggregate liquidation
    preference of $65.2 million and $61.2 million, respectively                             59,363             54,941
Series B 5% convertible redeemable participating preferred stock
    ($.01 par value per share); 6,900,000 shares authorized, 2,644,865 issued and outstanding as of January 12, 2002; aggregate liquidation preference of
    $5.8 million, and no shares authorized, issued and outstanding as of June
    30, 2001                                                                                 4,586

Commitments and contingencies (Note 5)

Stockholders' deficit:
  Class A Common Stock ($.01 par value per share); 14,980,000 and
    950,000 shares authorized and 564,985 issued and outstanding as
    of January 12, 2002 and June 30, 2001, respectively                                          6                  6
  Class B Common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of January 12, 2002 and June 30, 2001, respectively
  Common  stock warrants                                                                     9,819              8,596
  Accumulated other comprehensive income                                                       287                331
  Accumulated deficit                                                                     (152,763)          (143,615)
                                                                                        ----------         ----------
     Total stockholders' deficit                                                          (142,651)          (134,682)
                                                                                        ----------         ----------
                                                                                         $ 169,221          $ 165,730
                                                                                        ==========         ==========

                                                                     (Concluded)
See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands of dollars)
--------------------------------------------------------------------------------

                                                  12 WEEKS ENDED                            28 WEEKS ENDED
                                        ---------------------------------------------------------------------------
                                         JANUARY 12,        JANUARY 13,            JANUARY 12,         JANUARY 13,
                                             2002              2001                    2002               2001
                                         AS RESTATED,       AS RESTATED,           AS RESTATED,       AS RESTATED,
                                          SEE NOTE 9        SEE NOTE 9              SEE NOTE 9         SEE NOTE 9
Operating revenues                        $  85,719         $  84,861                $ 203,026         $ 199,135


Operating expenses:
  Salaries, wages and benefits               47,173            48,028                  112,212           113,039
  Facility lease expense                     10,597            10,213                   24,582            23,902
  Depreciation and amortization               3,462             3,564                    8,050             8,362
  Provision for doubtful accounts               663             1,117                    1,545             2,005
  Other                                      20,793            20,061                   51,578            48,180
                                         ----------        ----------               ----------         ---------
    Total operating expenses                 82,688            82,983                  197,967           195,488
                                         ----------        ----------               ----------         ---------

Operating income                              3,031             1,878                    5,059             3,647

Interest income                                 (16)              (20)                    (101)              (48)
Interest expense                              4,992             3,044                   11,993            10,484
                                         ----------        ----------               ----------         ---------

Loss before income taxes                     (1,945)           (1,146)                  (6,833)           (6,789)

Benefit for income taxes                       (513)             (210)                  (2,165)           (2,293)
                                         ----------        ----------               ----------         ---------

Net loss                                     (1,432)             (936)                  (4,668)           (4,496)
                                         ----------        ----------               ----------         ---------

Other comprehensive income (loss):
   Other comprehensive income                                                                                492
   Reclassification into operations             (19)              (48)                     (45)             (112)
                                         ----------        ----------               ----------         ---------
Total other comprehensive income (loss)         (19)              (48)                     (45)              380
                                         ----------        ----------               ----------         ---------

Comprehensive loss                        $  (1,451)        $    (984)               $  (4,713)        $  (4,116)
                                         ==========        ==========               ==========         =========

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)
--------------------------------------------------------------------------------

                                                                                           28 WEEKS ENDED
                                                                               ------------------------------------
                                                                                JANUARY 12,             JANUARY 13,
                                                                                   2002                    2001
                                                                                AS RESTATED,           AS RESTATED,
                                                                                 SEE NOTE 9             SEE NOTE 9
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $ (4,668)              $ (4,496)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of transition adjustment into operations                              599                    462
   Depreciation and amortization                                                    8,584                  8,960
   Deferred income taxes                                                           (4,542)                (1,898)
Changes in operating  assets and liabilities:
   Accounts and notes receivable                                                     (946)                (2,122)
   Prepaid supplies and expenses                                                   (3,369)                 1,456
   Accrued property and sales taxes                                                  (695)                  (791)
   Accrued interest payable                                                           535                  1,014
   Accounts payable and other current liabilities                                    (142)                (1,687)
   Other changes in assets and liabilities, net                                        52                 (4,235)
                                                                              -----------             ----------
     Net cash used in operating activities                                         (4,592)                (3,337)
                                                                              -----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                             (3,052)                (7,257)
  Proceeds from sale of assets                                                        350                    186
                                                                              -----------             ----------
     Net cash used in investing activities                                         (2,702)                (7,071)
                                                                              -----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt and capital lease obligations                                    (677)                (1,152)
  Proceeds from issuance of preferred stock, net of costs                           4,700
  Borrowings under the Revolving Credit Agreement                                   4,164                 15,000
  Increase (reduction) in overdrafts due banks                                        723                   (174)
  Increase in restricted cash investments                                          (1,639)                (3,528)
                                                                              -----------             ----------
      Net cash provided by financing activities                                     7,271                 10,146
                                                                              -----------             ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (23)                  (262)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    5,078                  4,008
                                                                              -----------             ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  5,055               $  3,746
                                                                              ===========             ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                                      $ 11,690               $ 10,615
   Income taxes                                                                       118                    113
Cash received during the period for:
   Interest                                                                      $    101               $     54
   Income taxes                                                                                               19

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



3       OTHER CURRENT LIABILITIES
        (in thousands of dollars)

                                                                     JANUARY 12,   JUNE 30,
                                                                        2002         2001
                                                                     -----------  ---------
        Current reserve for closed academies                          $  2,504     $  3,100
        Current maturities of long-term debt and capital lease
           obligations                                                   1,056        1,255
        Accrued salaries, wages and other payroll costs                 14,923       15,495
        Accrued insurance liabilities                                    2,624        2,359
        Accrued property and sales taxes                                 2,673        3,368
        Accrued interest payable                                         3,022        2,487
        Other current liabilities                                        7,903        4,692
        Current deferred income taxes                                                 1,629
                                                                     ---------    ---------
                                                                      $ 34,705     $ 34,385
                                                                     =========    =========

4       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
        (in thousands of dollars)

                                                                     JANUARY 12,   JUNE 30,
                                                                        2002         2001
                                                                     -----------  ---------
        Senior Notes, 10.0% due May 15, 2008, net of discount         $143,397    $142,746
        Borrowings under credit agreement                               53,914      50,250
        Capital lease obligations                                          486         653
                                                                     ---------    ---------
                                                                       197,797     193,649
        Less current maturities of long-term debt and capital lease
          obligations                                                   (1,056)     (1,255)
                                                                     ---------    ---------
                                                                      $196,741    $192,394
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

6.   NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, No. 142, Goodwill and other Intangible Assets, No. 143, Accounting for Asset Retirement Obligations, and No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. These Statements are effective on various dates through the Company's 2002 and 2003 fiscal years. The Company has not yet determined the impact of implementation of these Statements.

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

8.  SUBSEQUENT EVENT

     On December 19, 2001 the interest rate collar agreement on the term loan was terminated effective as of January 28, 2002. Pursuant to the termination, the Company was paid the counter party $0.7 million in satisfaction of an accrued mark-to-market obligation under the interest rate collar agreement. With the termination of the interest rate collar on the term loan, the Company has no remaining derivative instruments.

9.  RESTATEMENT

     Subsequent to the issuance of the Company's fiscal 2001 financial statements, the Company's management determined that it had incorrectly accounted for the transition adjustment related to certain derivative interest rate instruments in connection with the adoption of SFAS No. 133 on July 2, 2000. As a result, the accompanying condensed consolidated financial statements for the 12 and 28 week periods ended January 12, 2002 and January 13, 2001 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                          As previously          As
    As of January 12, 2002:                 reported          restated
    -----------------------              --------------       -----------
    Noncurrent deferred income taxes        $   18,067         $   18,689
    Long-term debt and capital lease           198,344            196,741
       obligations
    Other comprehensive income                     295                287
    Accumulated deficit                      (154,996)          (152,763)



    For the 12 weeks ended:                       January 12, 2002                       January 13, 2001
    -----------------------              --------------------------------        ----------------------------------
                                          As previously            As             As previously             As
                                            reported            restated            reported             restated
                                         --------------         --------         --------------         -----------
    Interest expense                       $   4,719           $   4,992         $   2,846              $   3,044
    Loss before income taxes                  (1,672)             (1,945)             (948)                (1,146)
    Benefit for income taxes                    (402)               (513)             (130)                  (210)
    Net loss                                  (1,270)             (1,432)             (818)                  (936)
    Comprehensive loss                        (1,254)             (1,451)                                    (984)


    For the 28 weeks ended:                       January 12, 2002                       January 13, 2001
    -----------------------              ---------------------------------         --------------------------------
                                          As previously            As              As previously             As
                                            reported            restated             reported             restated
                                         ----------------       ---------          --------------         ---------
    Interest expense                       $   11,357         $   11,993             $   12,656          $ 10,484
    Loss before income taxes                   (6,197)            (6,833)                (8,961)           (6,789)
    Benefit for income taxes                   (1,907)            (2,165)                (3,175)           (2,293)
    Net loss                                   (4,290)            (4,668)                (5,786)           (4,496)
    Comprehensive loss                         (4,253)            (4,713)                                  (4,116)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTRODUCTION

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this document. The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to previously reported results of operations for these periods. See
Note 9 to the unaudited condensed consolidated financial statements for further discussion of this matter.


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

RESULTS OF OPERATIONS

The Company's operating results for the comparative 12 weeks ended January 12, 2002 and January 13, 2001 were as follows (in thousands of dollars):


                                                                       12 WEEKS ENDED
                                          -----------------------------------------------------------------------
                                              JANUARY        PERCENT        JANUARY        PERCENT       CHANGE
                                                12,            OF             13,             OF         AMOUNT
                                               2002          REVENUE         2001           REVENUE     INC(DEC)
                                          -------------   -------------   -------------   -----------  ----------
Operating revenues                          $ 85,719         100.0%         $ 84,861         100.0%      $  858
Operating expenses:
  Salaries, wages and benefits                47,173           55.0           48,028           56.6        (855)
  Facility lease expense                      10,597           12.4           10,213           12.0         384
  Depreciation and amortization                3,462            4.0            3,564            4.2        (102)
  Provision for doubtful accounts                663            0.8            1,117            1.3        (454)
  Other                                       20,793           24.3           20,061           23.7         732
                                            --------         ------         --------          -----      ------
    Total operating expenses                  82,688           96.5           82,983           97.8        (295)
                                            --------         ------         --------          -----      ------
Operating income                            $  3,031            3.5%        $  1,878            2.2%     $1,153
                                            ========         ======         ========          =====      ======


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

The Company's operating results for the comparative 28 weeks ended January 12, 2002 and January 13, 2001 were as follows (in thousands of dollars):



                                                                             28 WEEKS ENDED
                                              --------------------------------------------------------------------------
                                               JANUARY          PERCENT         JANUARY        PERCENT          CHANGE
                                                  12,             OF              13,            OF              AMOUNT
                                                 2002           REVENUE          2001          REVENUE          INC(DEC)
                                              ----------      ------------     ---------     -----------       ---------
Operating revenues                           $ 203,026         100.0%           $199,135       100.0%           $ 3,891

Operating expenses:
  Salaries, wages and benefits                 112,212          55.3             113,039        56.8               (827)
  Facility lease expense                        24,582          12.2              23,902        12.0                680
  Depreciation and amortization                  8,050           4.0               8,362         4.2               (312)
  Provision for doubtful accounts                1,545           0.8               2,005         1.0               (460)
  Other                                         51,578          25.4              48,180        24.2              3,398
                                             ---------         -----            --------       -----            -------
    Total operating expenses                   197,967          97.7              95,488        98.2              2,479
                                             ---------         -----            --------       -----            -------
Operating income                             $   5,059           2.5%           $  3,647         1.8%           $ 1,412
                                             =========         =====            ========       =====            =======


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

Salaries, wages, and benefits decreased $0.8 million or 0.7% from the same period last year. As a percentage of revenue, labor costs decreased to 55.3% from 56.8% in the prior year. The changes in salaries, wages, and benefits includes an increase in labor costs of $1.3 million at established academies, an increase in labor costs of $1.1 million at new academies, a decline in field management costs, field bonuses and corporate administration labor costs of $0.3 million, increased costs for benefits of $0.3 million, and an incremental decline in labor costs of $3.2 million at closed academies. The increase in labor costs at established schools was mainly due to a 5.5% increase in average hourly wage rates offset by a 4.9% decline in labor hours compared to the prior year.

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

Interest expense increased $1.5 million compared to the same period last year. The increase was principally due to prior year mark-to-market adjustments for certain derivative investments held by the Company and higher average borrowings under the revolver, offset by lower interest rates.. (See Item 3 for details on the elimination of certain derivative investments held by the Company).

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

Cash flows used for operating activities were $4.6 million during the 28 weeks ended January 12, 2002 as compared to cash flows used for operating activities of $3.3 million during the same period in fiscal year 2001. The $1.3 million decrease in operating cash flow is principally due to a $4.0 million timing difference in prepaid rent at the end of fiscal year 2001 versus fiscal year 2000, a $2.6 million change in deferred income taxes, a $0.5 million increase in prepaid food and supplies, a $0.5 million decease in accrued interest expense, a $0.4 million decrease in depreciation and amortization and a $0.2 million increase in net loss, offset by a $1.2 million decrease in accounts and notes receivable, a $1.5 million increase in accounts payable, and a $4.3 million change in other assets and liabilities.

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

There were no initial costs associated with either the swap or the interest rate collar agreements as the floor and cap rates were priced to offset each other. Any differential paid or received based on the swap/collar agreements is recognized as an adjustment to interest expense. As of January 12, 2002, the notional value of such derivatives was $18.4 million.

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


                                    LPA HOLDING CORP.

Dated April 18, 2002                  /s/ Michael L. Goldberg
                                    -------------------------------------
                                    By:  Michael L. Goldberg

                                    Chief Financial Officer and duly authorized representative of the registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LA PETITE ACADEMY, INC.

Dated April 18, 2002                /s/ Michael L. Goldberg
                                  --------------------------------------
                                  By:  Michael L. Goldberg

                                  Chief Financial Officer and duly authorized representative of the registrant