Form 10-Q
period 2002-04-06
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2002-05-21
CIK 1062774, 901116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 6, 2002

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


As of May 20, 2002, LPA Holding Corp. had outstanding 564,985 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of May 20, 2002, the additional registrant had the number of outstanding shares, shown on the following table.

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
                                                                                    Stock (par value, $.01
                                                                                    per share)


LPA HOLDING CORP. AND SUBSIDIARIES

INDEX
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Condensed Consolidated Balance Sheets                                                4-5

    Condensed Consolidated Statements of Operations and Comprehensive Operations          6

    Condensed Consolidated Statements of Cash Flows                                       7

    Notes to Condensed Consolidated Financial Statements                                 8-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         13-18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     18-19


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 20


SIGNATURES                                                                              21-22


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


ASSETS                                                 APRIL 6,   JUNE 30,
                                                         2002       2001
Current assets
  Cash and cash equivalents                            $ 11,634   $  5,078
  Restricted cash investments                             2,864         91
  Accounts and notes receivable
    (net of allowance for doubtful accounts
    of $787 and $537, respectively)                      11,578      9,920
  Prepaid supplies and expenses                          13,318      9,821
  Other current assets                                      863         55
                                                       --------   --------
    Total current assets                                 40,257     24,965

Property and equipment (net of accumulated
  depreciation of $54,429 and $46,278, respectively) 53,345 59,024 Intangible assets (net of accumulated amortization
  of $21,493 and $19,356, respectively)                  54,225     56,361
Other assets                                              9,066      8,747
Deferred income taxes                                    15,256     16,633
                                                       --------   --------
                                                       $172,149   $165,730
                                                       ========   ========

                                                                     (Continued)

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT                                   APRIL 6,     JUNE 30,
                                                                         2002         2001
Current liabilities:
  Overdrafts due banks                                                 $   6,719    $   5,925
  Accounts payable                                                         5,022        5,707
  Other current liabilities (Note 3)                                      36,631       34,385
                                                                       ---------    ---------
    Total current liabilities                                             48,372       46,017
Long-term debt and capital lease obligations (Note 4)                    196,725      192,394
Other long-term liabilities                                                5,824        7,060

Series A 12% redeemable preferred stock ($.01 par value per share);
  45,000 shares authorized, issued and outstanding as of
  April 6, 2002 and June 30, 2001; aggregate liquidation
  preference of $66.7 million and $61.2 million, respectively             61,380       54,941

Series B 5% convertible redeemable participating preferred stock
  ($.01 par value per share); 6,900,000 shares authorized, 2,644,865 issued and outstanding as of April 6, 2002; aggregate liquidation preference of $5.9 million, and no shares authorized, issued and
  outstanding as of June 30, 2001                                          4,689

Commitments and contingencies (Note 5)

Stockholders' deficit:

  Class A Common Stock ($.01 par value per share); 14,980,000 and
    950,000 shares authorized and 564,985 issued and outstanding as
    of April 6, 2002 and June 30, 2001, respectively                           6            6

  Class B Common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of April 6, 2002 and June 30, 2001, respectively

  Common stock warrants                                                    9,819        8,596
  Accumulated other comprehensive income                                     265          331
  Accumulated deficit                                                   (154,931)    (143,615)
                                                                       ---------    ---------
    Total stockholders' deficit                                         (144,841)    (134,682)
                                                                       ---------    ---------
                                                                       $ 172,149    $ 165,730
                                                                       =========    =========


                                                                     (Concluded)


See notes to condensed consolidated financial statements

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                    12 WEEKS ENDED                 40 WEEKS ENDED
                                               --------------------------------------------------------
                                                              APRIL 7,                      APRIL 7,
                                                                2001                          2001
                                                APRIL 6,    AS RESTATED,      APRIL 6,     AS RESTATED,
                                                  2002       SEE NOTE 8         2002       SEE NOTE 8
                                               ---------    -----------      ---------     ------------
Revenues, net                                  $  93,598     $  93,109       $ 296,624       $ 292,244
Operating expenses:
  Salaries, wages and benefits                    51,634        50,419         163,846         163,458
  Facility lease expense                          10,739        10,429          35,321          34,331
  Depreciation and amortization                    3,430         3,435          11,480          11,797
  Provision for doubtful accounts                    733         1,333           2,278           3,338
  Other                                           22,234        19,855          73,814          68,035
                                               ---------     ---------       ---------       ---------
    Total operating expenses                      88,770        85,471         286,739         280,959
                                               ---------     ---------       ---------       ---------
  Operating income                                 4,828         7,638           9,885          11,285
  Interest income                                    (40)          (17)           (141)            (65)
  Interest expense                                 4,495         5,675          16,488          16,159
                                               ---------     ---------       ---------       ---------
  Income (loss) before income taxes                  373         1,980          (6,462)         (4,809)
  Provision (benefit) for income taxes               418         1,052          (1,747)         (1,241)
                                               ---------     ---------       ---------       ---------
  Net income (loss)                            $     (45)    $     928       $  (4,715)      $  (3,568)
                                               =========     =========       =========       =========
Other comprehensive income (loss):
  Other comprehensive income                                                                       492
  Reclassification into operations                   (21)          (29)            (66)           (141)
                                               ---------     ---------       ---------       ---------
Total other comprehensive income (loss)              (21)          (29)            (66)            351
                                               ---------     ---------       ---------       ---------
Comprehensive income (loss)                    $     (66)    $     899       $  (4,781)      $  (3,217)
                                               =========     =========       =========       =========


See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                               40 WEEKS ENDED
                                                                         -------------------------
                                                                                       APRIL 7,
                                                                                         2001
                                                                          APRIL 6,    AS RESTATED,
                                                                            2002      SEE, NOTE 8
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $ (4,715)   $ (3,568)
Adjustments to reconcile net loss to net cash from operating activities:
  Amortization of transition adjustment into operations                         864         692
  Depreciation and amortization                                              12,344      12,653
  Deferred income taxes                                                      (1,117)     (1,106)
Changes in assets and liabilities:
  Accounts and notes receivable                                              (1,658)     (3,991)
  Prepaid supplies and expenses                                              (3,497)     (1,366)
  Accrued property and sales taxes                                             (733)       (931)
  Accrued interest payable                                                    4,060       4,900
  Accounts payable and other current liabilities                             (1,075)     (4,879)
  Other changes in assets and liabilities, net                                  307      (4,843)
                                                                           --------    --------
    Net cash provided by (used for) operating activities                      4,780      (2,439)
                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                       (4,658)     (6,913)
  Proceeds from sale of assets                                                  838         179
                                                                           --------    --------
    Net cash used for investing activities                                   (3,820)     (6,734)
                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt and capital lease obligations                              (978)     (1,576)
  Proceeds from issuance of preferred stock, net of costs                     4,388
  Borrowings under the Revolving Credit Agreement                             4,164      13,000
  Increase in overdrafts due banks                                              795       1,189
  Increase in restricted cash investments                                    (2,773)     (3,089)
                                                                           --------    --------
    Net cash provided by financing activities                                 5,596       9,524
                                                                           --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     6,556         351
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              5,078       4,008
                                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 11,634    $  4,359
                                                                           ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                 $ 11,624    $ 12,338
  Income taxes                                                                  159         137
Cash received during the period for:
  Interest                                                                 $    141    $     72
  Income taxes                                                                3,082          43



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

    Pursuant to the pre-emptive offer, Parent issued $3.4 million of Series B preferred stock and 452,343 warrants on November 15, 2001. On December 21, 2001, Parent issued an additional $2.3 million of Series B preferred stock and 110,158 warrants. At any time, or from time to time, prior to May 14, 2002, as requested by Parent, LPA and the stockholders who accepted Parent's pre-emptive rights offer are required to purchase an additional $9.3 million of Series B preferred stock of Parent. All of the proceeds received by Parent from the sale of Series B preferred stock and warrants have been and will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes (See Note 7 and Note 9).

    After giving effect to investments on November 15, 2001 and December 21, 2001, LPA beneficially owns approximately 92.5% of the common stock of Parent on a fully diluted basis. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King owns a majority of the voting interests of LPA.

    As of April 6, 2002, the Company operated 720 Academies including 653 residential Academies, 35 employer-based Academies and 32 Montessori schools located in 36 states and the District of Columbia. For the 40 weeks ended April 6, 2002, the Company had an average attendance of approximately 73,900 full and part-time children.

2.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include adjustments necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). The results for the interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3.  OTHER CURRENT LIABILITIES
    (in thousands of dollars)

                                                             APRIL 6,   JUNE 30,
                                                               2002       2001
                                                             --------   --------

    Current reserve for closed academies                      $   871   $ 3,100
    Current maturities of long-term debt and capital
      lease obligations                                         1,050     1,255
    Accrued salaries, wages and other payroll costs            16,626    15,495
    Accrued insurance liabilities                               2,408     2,359
    Accrued property and sales taxes                            2,635     3,368
    Accrued interest payable                                    6,547     2,487
    Other current liabilities                                   6,494     4,692
    Current deferred income taxes                                         1,629
                                                              -------   -------
                                                              $36,631   $34,385
                                                              =======   =======

4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
    (in thousands of dollars)

                                                         APRIL 6,      JUNE 30,
                                                           2002          2001
                                                         ---------    ---------
    Senior Notes, 10.0% due May 15, 2008,
      net of discount                                    $ 143,675    $ 142,746
    Borrowings under credit agreement                       53,664       50,250
    Capital lease obligations                                  436          653
                                                         ---------    ---------
                                                           197,775      193,649
    Less current maturities of long-term debt and
      capital lease obligation                              (1,050)      (1,255)
                                                         ---------    ---------
                                                         $ 196,725    $ 192,394
                                                         =========    =========

    At April 6, 2001, the Company was not in compliance with certain of the financial covenants contained in the Credit Agreement for the quarterly period ended April 6, 2002. On May 20, 2002, the Company obtained a limited waiver of those financial covenants from the requisite lenders under the Credit Agreement (see Note 9).

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

    On November 14, 2001, Parent and LPA entered into a Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of a newly created class of Series B convertible redeemable preferred stock and warrants to purchase shares of Class A Common Stock. On November 15, 2001, LPA acquired $3.4 million of Series B preferred stock and 452,343 warrants of Parent. On December 21, 2001, LPA and the stockholders who accepted the Parent's pre-emptive rights offer collectively acquired an additional $2.3 million of Series B preferred stock and 110,158 warrants of Parent. At any time, or from time to time, prior to May 14, 2002, as requested by Parent, LPA and the stockholders who accepted Parent's pre-emptive rights offer are required to purchased an additional $9.3 million of Series B preferred stock of Parent. The Series B preferred stock is junior to the Series A preferred stock of Parent in terms of dividends, distributions, and rights upon liquidation. All of the proceeds received by Parent from the sale of Series B preferred stock and warrants have been and will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

    In connection with the above purchases (including the purchases with respect to the capital commitments), the banks waived their right under the Credit Agreement to require that the proceeds be used to repay amounts outstanding under the Credit Agreement. After giving effect to its investments on November 15, 2001, and December 21, 2001, LPA beneficially owns approximately 92.5% of Parent's outstanding common stock on a fully diluted basis.

    In connection with the Amendment to the Credit Agreement, the $5.7 million of investment's in 2001 and the $9.3 million of additional committed capital, management is continuing to review plans and actions that will enable the Company to improve future operations. However, there can be no assurance that the Company will be able to do so.

8.  RESTATEMENT

    Subsequent to the issuance of the Company's fiscal 2001 financial statements, the Company's management determined that it had incorrectly accounted for the transition adjustment related to certain derivative interest rate instruments in connection with the adoption of SFAS No. 133 on July 2, 2000. As a result, the accompanying condensed consolidated financial statements for the 12 and 40 week periods ended April 7, 2001 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

          For the 12 weeks ended:                   April 7, 2001
          -----------------------            ------------------------------
                                             As previously         As
                                               reported          restated
                                             -------------     ------------
          Interest expense                     $   5,444         $  5,675
          Income before income taxes               2,211            1,980
          Provision for income taxes               1,146            1,052
          Net income                               1,065              928
          Comprehensive income                                        899


          For the 40 weeks ended:                   April 7, 2001
          -----------------------            ------------------------------
                                             As previously         As
                                               reported          restated
                                             -------------     ------------
          Interest expense                     $  15,466          $ 16,159
          Loss before income taxes                (4,116)           (4,809)
          Benefit for income taxes                  (960)           (1,241)
          Net loss                                (4,721)           (3,568)
          Comprehensive loss                                        (3,217)


9.  SUBSEQUENT EVENTS

    At April 6, 2002, the Company was not in compliance with certain of the financial covenants contained in the Credit Agreement for the quarterly period ended April 6, 2002. On May 20, 2002, the Company obtained a limited waiver of non-compliance with those financial covenants for such quarter from the requisite lenders under the Credit Agreement. The limited waiver provides that the lenders will not exercise their rights and remedies under the Credit Agreement with respect to such financial covenant non-compliance during the period through August 15, 2002. The Company also expects that it will not be able to comply with certain of the financial covenants contained in the Credit Agreement for the fourth quarter of fiscal 2002. The Company expects to continue discussions with the lenders under the Credit Agreement
    (a) to obtain a permanent waiver of the financial covenant non-compliance for the quarterly period ending April 6, 2002 and (b) to amend its financial covenants, commencing with the quarterly period ending on June 29, 2002, based on the Company's current operating conditions and projections. There can be no assurance that the Company will be able to obtain such permanent waiver and/or amendment to the Credit Agreement. The failure to do so would have a material adverse effect on the Company.

    On May 14, 2002, LPA and the other stockholders of Parent who accepted Parent's pre-emptive rights offer collectively purchased an additional $9.3 million of Series B preferred stock of Parent. All of the proceeds received by Parent from the sale of Series B preferred stock were then contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes. After giving effect to its investment May 14, 2002, LPA beneficially owns approximately 96% of Parent's outstanding common stock on a fully diluted basis.

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

The Company operated 720 schools at the end of the third quarter of fiscal year 2002 as compared to 744 schools for the same period of fiscal year 2001. The net decrease of 24 schools is a result of 36 closures and 12 openings or additions. The closures resulted from management's decision to close certain schools located in areas where the demographic conditions no longer supported an economically viable operation. New schools, as defined by the Company, are schools open less than two years at the start of the current fiscal year.

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

RESULTS OF OPERATIONS

The Company's operating results for the comparative 12 weeks ended April 6, 2002 and April 7, 2001 were as follows (in thousands of dollars):


                                                                 12 WEEKS ENDED
                                        ---------------------------------------------------------------
                                        APRIL 6,    PERCENT OF     APRIL 7,     PERCENT OF      CHANGE
                                          2002       REVENUE         2001         REVENUE      INC(DEC)
                                        --------    ----------     --------     ----------     --------
Operating revenue                       $93,598       100.0%        $93,109        100.0%       $   489
Operating expenses:
  Salaries, wages and benefits           51,634        55.2          50,419         54.2          1,215
  Facility lease expense                 10,739        11.5          10,429         11.2            310
  Depreciation and amortization           3,430         3.7           3,435          3.7             (5)
  Provision for doubtful accounts           733         0.8           1,333          1.4           (600)
  Other                                  22,234        23.8          19,855         21.4          2,379
                                        -------        ----         -------         ----        -------
    Total operating expenses             88,770        95.0          85,471         91.9          3,299
                                        -------        ----         -------         ----        -------
Operating income                        $ 4,828         5.0%        $ 7,638          8.1%       $(2,810)
                                        =======        ====         =======         ====        =======

Operating revenue increased $0.5 million or 0.5% from the same period last year. This revenue increase is a result of a $2.3 million increase at established academies, a $1.0 million increase at new academies, offset by a reduction in revenue from closed academies of $2.6 million and a $0.2 million decrease in other revenue. The revenue increase is principally due to a 7.3% increase in the average weekly FTE tuition rate offset by a decline in the FTE attendance of 6.2%. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place in September 2001 based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was due to a 3.9% decline at our established schools (schools which were open prior to the 2000 year) and a 97.1% decline at closed schools, offset by a 30.4% increase at our new schools.

Salaries, wages, and benefits increased $1.2 million or 2.4% from the same period last year. As a percentage of revenue, labor costs increased to 55.2% from 54.2% in the prior year. The changes in salaries, wages, and benefits includes an increase in labor costs of $0.9 million at established academies, an increase in labor costs of $0.7 million at new academies, an increase in field management and corporate administration labor costs of $0.3 million, increased costs for benefits of $0.7 million, and a decrease in labor costs of $1.4 million at closed academies. The increase in labor costs at established schools was mainly due to a 5.1% increase in average hourly wage rates offset by a 4.2% decline in labor hours compared to the prior year.

Facility lease expense increased $0.3 million or 3.0% from the same period last year. This increase was principally due to lease renewals on certain academies, which were completed during the spring and summer of last year.

Depreciation and amortization were materially unchanged from the same period last year.

Provision for doubtful accounts decreased $0.6 million from the same period last year. The decrease is reflective of reductions in parent receivables, partially offset by increases in third party receivables.

Other operating costs increased $2.4 million or 12.0% from the same period last year. Other operating costs include repair and maintenance, utilities, insurance, marketing, real estate taxes, food, supplies, transportation, data processing, employment, management meetings and training. The increase was due primarily to higher insurance, employment, transportation, management meetings, and food costs, offset by decreases in data processing, utilities, and supplies costs. As a percentage of revenue, other operating costs increased to 23.8% as compared to 21.4% during the same period last year.

As a result of the foregoing, the Company had operating income of $4.8 million, a decrease from last year of $2.8 million or 36.8%.

Interest expense decreased $1.2 million compared to the same period last year. The decrease was principally due to prior year mark-to-market adjustments for certain derivative investments held by the Company and higher average borrowings under the revolver, offset by lower interest rates. (See Item 3 for details on the elimination of certain derivative investments held by the Company).

After adding back to pre-tax income permanent differences, the effective income tax rate was approximately 41% for both the current year and the prior year.

The Company's operating results for the comparative 40 weeks ended April 6, 2002 and April 7, 2001 were as follows (in thousands of dollars):


                                                                  40 WEEKS ENDED
                                          --------------------------------------------------------------
                                          APRIL 6,    PERCENT OF      APRIL 7,    PERCENT OF    AMOUNT
                                            2002       REVENUE          2001       REVENUE      INC(DEC)
                                          --------    ----------      --------    ----------   --------
Operating revenue                         $296,624      100.0%        $292,244      100.0%     $  4,380

Operating expenses:
  Salaries, wages and benefits             163,846       55.2          163,458       55.9           388
  Facility lease expense                    35,321       12.0           34,331       11.7           990
  Depreciation and amortization             11,480        3.9           11,797        4.0          (317)
  Provision for doubtful accounts            2,278        0.8            3,338        1.1        (1,060)
  Other                                     73,814       24.9           68,035       23.3         5,779
                                          --------      -----         --------      -----      --------
    Total operating expenses               286,739       96.8          280,959       96.0         5,780
                                          --------      -----         --------      -----      --------
  Operating income                        $  9,885        3.3%        $ 11,285        3.9%     $ (1,400)
                                          ========      =====         ========      =====      ========


Operating revenue increased $4.4 million or 1.5% from the same period last year. This revenue increase is a result of a $10.0 million increase at established academies, and a $3.1 million increase at new academies, offset by a reduction in revenue from closed academies of $8.3 million and a $0.4 million decrease in other revenue. The revenue is principally due to a 7.6% increase in the average weekly FTE tuition rate offset by a decline in the FTE attendance of 5.5%. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place in January 2001 and September 2001 based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was due to a 3.1% decline at our established schools (schools which were open prior to the 2000 year) and an 86.5% decline in closed schools, offset by a 29.3% increase at our new schools.

Salaries, wages, and benefits increased $0.4 million or 0.2% from the same period last year. As a percentage of revenue, labor costs decreased to 55.2% from 55.9% in the prior year. The changes in salaries, wages, and benefits includes an increase in labor costs of $2.3 million at established academies, an increase in labor costs of $1.9 million at new academies, a decline in field management costs, field bonuses and corporate administration labor costs of $0.1 million, increased costs for benefits of $1.1 million, and an incremental decline in labor costs of $4.8 million at closed academies. The increase in labor costs at established schools was mainly due to a 5.4% increase in average hourly wage rates offset by a 4.6% decline in labor hours compared to the prior year.

Facility lease expense increased $1.0 million or 2.9% from the same period last year. This increase was principally due to lease renewals on certain academies, which were completed during the spring and summer of last year.

Depreciation and amortization decreased $0.3 million from the same period last year. This decrease was mainly due to the closings that occurred in fiscal year 2001.

Provision for doubtful accounts decreased $1.1 million from the same period last year. The decrease is reflective of reductions in parent receivables, partially offset by increases in third party receivables.

Other operating costs increased $5.8 million or 8.5% from the same period last year. Other operating costs include repair and maintenance, utilities, insurance, marketing, real estate taxes, food, supplies, transportation, data processing, employment, management meetings and training. The increase was due primarily to higher marketing, insurance and management meeting costs, offset by decreases in food, supplies and training costs. As a percentage of revenue, other operating costs increased to 24.9% as compared to 23.3% during the same period last year.

As a result of the foregoing, the Company had operating income of $9.9 million, a decrease from last year of $1.4 million or 12.4%.

Interest expense increased $0.3 million compared to the same period last year. The increase was principally due to prior year mark-to-market adjustments for certain derivative investments held by the Company and higher average borrowings under the revolver, offset by lower interest rates. (See Item 3 for details on the elimination of certain derivative investments held by the Company).

After adding back to pre-tax income permanent differences, the effective income tax rate was approximately 40% for the current year compared to an effective income tax rate of approximately 46% for last year.

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

EBITDA is defined as income before non-cash restructuring charges, extraordinary items, net interest costs, income taxes, depreciation and amortization. EBITDA was $8.3 million for the 12 weeks and $21.4 million for the 40 weeks ended April 6, 2002 as compared to $11.1 million and $23.1 million for the same periods of fiscal year 2001. For the 12 weeks ended April 6, 2002, EBITDA as a percentage of revenue decreased to 8.8% as compared to 11.9% for the same period last year. For the 40 weeks ended April 6, 2002, EBITDA as a percentage of revenue decreased to 7.2% as compared to 7.9% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from cash flows generated by operations, borrowings on the revolving credit facility under the Credit Agreement, sale and leaseback financing for newly constructed schools and capital contributions received from Parent in the amount of $9.3 million of convertible preferred stock pursuant to the capital commitment of LPA and the other stockholders of Parent who have exercised their pre-emptive rights (see
Note 9). The Company's principal uses of liquidity are to meet its debt service requirements, finance its capital expenditures and provide working capital. The Company incurred substantial indebtedness in connection with the Recapitalization.

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

The Credit Agreement will terminate on May 11, 2005. The term loan amortizes in an amount equal to $0.2 million in the remainder of fiscal year 2002, $1.0 million in fiscal year 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On April 6, 2002, there was $36.5 million outstanding on the term loan and $17.2 million outstanding on the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount equal to $7.8 million, and no additional funds were available for borrowing under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

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

On November 14, 2001, Parent and LPA entered into a Purchase Agreement. Pursuant to the Purchase Agreement, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of a newly created class of convertible preferred stock and warrants to purchase shares of Class A Common Stock of Parent. On November 15, 2001, LPA acquired $3.4 million of convertible preferred stock and 452,343 warrants of Parent. On December 21, 2001, LPA and the stockholders who accepted Parent's pre-emptive rights offer collectively acquired $2.3 million of convertible preferred stock and 110,158 warrants of Parent. On May 14, 2002, LPA and the other stockholders of Parent who accepted Parent's pre-emptive rights offer collectively acquired $9.3 million of convertible preferred stock of Parent (see Note 9). All of the proceeds received by Parent from the sale of the convertible preferred stock and warrants have been contributed to La Petite as common equity used by La Petite for general working capital and liquidity purposes.

In connection with the above purchases (including the purchase with respect to the capital commitments), the banks waived their right under the Credit Agreement to require that the proceeds be used to repay amounts outstanding under the Credit Agreement. After giving effect to its investments on November 15, 2001, December 21, 2001 and May 14, 2002, LPA beneficially owns approximately 96% of Holdings' outstanding common stock on a fully diluted basis.

In connection with the Amendment to the Credit Agreement, the $5.7 million of investments in 2001 and the $9.3 million of investments in 2002, management is continuing to review plans and actions that will enable the Company to improve future operations. However, there can be no assurance that the Company will be able to do so.

At April 6, 2002, the Company was not in compliance with certain of the financial covenants contained in the Credit Agreement for the quarterly period ended April 6, 2002. On May 20, 2002, the Company obtained a limited waiver of non-compliance with those financial covenants for such quarter from the requisite lenders under the Credit Agreement. The limited waiver provides that the lenders will not exercise their rights and remedies under the Credit Agreement with respect to such financial covenant non-compliance during the period through August 15, 2002. The Company also expects that it will not be able to comply with certain of the financial covenants contained in the Credit Agreement for the fourth quarter of fiscal 2002. The Company expects to continue discussions with the lenders under the Credit Agreement (a) to obtain a permanent waiver of the financial covenant non-compliance for the quarterly period ending April 6, 2002 and (b) to amend its financial covenants, commencing with the quarterly period ending on June 29, 2002, based on the Company's current operating conditions and projections. There can be no assurance that the Company will be able to obtain such permanent waiver and/or amendment to the Credit Agreement. The failure to do so would have a material adverse effect on the Company.

Cash flows from operating activities were $4.8 million during the 40 weeks ended April 6, 2002 as compared to cash flows used for operating activities of $2.4 million during the same period in fiscal year 2001. The $7.2 million increase in operating cash flow is principally due to a $2.5 million change in accrued income taxes, a $2.6 change in derivatives, a $3.3 million decrease in accounts payable, a $ 2.3 million decrease in accounts and notes receivable, and a $1.7 million change in other prepaid items, offset by a $4.0 million timing difference in prepaid rent at the beginning of fiscal year 2002 versus fiscal year 2001 and a $1.1 million increase in net loss.

Cash flows used for investing activities were $3.8 million during the 40 weeks ended April 6, 2002, as compared to cash flows used of $6.7 million during the same period in fiscal year 2001. The $2.9 million decrease in cash flows used for investing activities was principally due to a decrease of $2.3 million for maintenance capital expenditures and $0.5 decrease in expenditures for computer equipment.

Cash flows from financing activities were $5.6 million during the 40 weeks ended April 6, 2002, compared to cash flows from financing activities of $9.5 million during the same period of fiscal year 2001. The $3.9 million decrease in cash flows from financing activities was principally due to a $8.8 million decrease in borrowings on the revolver and a $0.4 million decrease in overdrafts due banks offset by $4.4 million in proceeds, net of costs, from the issuance of preferred stock, a $0.3 million decrease in restricted cash investments, a decrease in debt and capital lease payments of $0.6 million. Restricted cash investments represents cash deposited in escrow accounts to be utilized for the expected claim payout under the Company's workers compensation insurance coverage.

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

Total capital expenditures for the 40 weeks ended April 6, 2002 and April 7, 2001, were $4.7 million, and $6.9 million, respectively. The decrease in total capital expenditures is a result of reduced spending on maintenance capital expenditures. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures accounted for all of the capital expenditures for the 40 weeks ended April 6, 2002 and April 7, 2001.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 40 weeks ended April 6, 2002 and April 7, 2001, were $9.7 million and $9.7 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Current indebtedness consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $36.5 million at April 6, 2002 and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") not to be less than an amount equal to 2.50% per annum, plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 3.25% for LIBOR loans and 2.25% for ABR loans. The Senior Notes will mature in May 2008 and the Credit Agreement will mature in May 2005. The term loan amortizes in an amount equal to $0.2 million in the remainder of fiscal year 2002, $1.0 million in fiscal year 2003, $7.8 million in fiscal year 2004 and $27.5 million in fiscal year 2005. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined).

To reduce the impact of interest rate changes on the term loan, the Company entered into interest rate collar agreements during the second quarter of fiscal year 1999. The collar agreements cover the LIBOR interest rate portion of the term loan, effectively setting maximum and minimum interest rates of 9.5% and 7.9%. On December 19, 2001, the interest rate collar agreement on the term loan was terminated effective as of January 28, 2002. Pursuant to the termination, the Company paid the counter party $0.7 million in satisfaction of an accrued mark-to-market obligation under the interest rate collar agreement.

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

There were no initial costs associated with either the swap or the interest rate collar agreements as the floor and cap rates were priced to offset each other. Any differential paid or received based on the swap/collar agreements was recognized as an adjustment to interest expense. With the termination of the interest rate collar on the term loan, effective January 28, 2002, the Company has no remaining derivative instruments.

A 1% increase in the applicable index rate, after giving effect to the interest rate collar, would result in an interest expense increase of $0.2 million per year. A 1% decrease in the applicable index rate, after giving effect to the interest rate collars, would result in an interest expense decrease of $0.2 million per year.


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


                                     PA HOLDING CORP.

Dated May 20, 2002                       /s/ Michael L. Goldberg
                                     -------------------------------------------
                                     By: Michael L. Goldberg

                                     Chief Financial Officer and duly authorized representative of the registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LA PETITE ACADEMY, INC.

Dated May 20, 2002                        /s/ Michael L. Goldberg
                                     -------------------------------------------
                                     By:  Michael L. Goldberg

                                     Chief Financial Officer and duly authorized representative of the registrant