Form 10-K
period 2002-06-29
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2003-02-21
CIK 1062774, 901116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 29, 2002

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

                      130 SOUTH JEFFERSON STREET, SUITE 300
                                CHICAGO, IL 60661
              (Address of principal executive office and zip code)

                                 (312) 798-1200
              (Registrant's telephone number, including area code)

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

As of January 31, 2003, LPA Holding Corp. had outstanding 564,985 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of January 31, 2003, the additional registrant had the number of outstanding shares, shown on the following table.

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
                                                                                    Stock (par value, $.01 per share)

LPA HOLDING CORP.

INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I.

Item 1.  Business                                                                                         4

Item 2.  Properties                                                                                      12

Item 3.  Legal Proceedings                                                                               13

Item 4.  Submission of Matters to a Vote of Security Holders                                             13

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                           14

Item 6.  Selected Financial Data                                                                         15

Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                        18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                      30

Item 8.  Financial Statements and Supplementary Data                                                     30

Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                                          59

PART III.

Item 10. Directors and Executive Officers of the Registrant                                              60

Item 11. Executive Compensation                                                                          63

Item 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                                              66

Item 13. Certain Relationships and Related Transactions                                                  68

Item 14. Controls and Procedures                                                                         68

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 70

SIGNATURES                                                                                               80

PART I.

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

Restatement. Subsequent to the issuance of the Company's Annual Report on Form 10-K/A for the fiscal year end June 30, 2001, the Company determined that certain asset, liability, revenue and expense items were incorrectly reported or recognized in previously issued quarterly and annual financial statements. The correction of these errors resulted in total charges to current and prior year earnings of approximately $32.5 million, on an after-tax basis. The Company has restated its balance sheet as of June 30, 2001 and statements of operations and comprehensive loss and cash flows for each of the 52 weeks ended June 30, 2001 and July 1, 2000. See Note 2 to the consolidated financial statements included at Item 8 of this report for further information. The cumulative after-tax effect for periods prior to the 52 weeks ended July 1, 2000 has been reflected as a charge to accumulated deficit at July 3, 1999 in the consolidated statements of stockholders' deficit. Unaudited selected quarterly financial data for each of the 52 weeks ended June 29, 2002 and June 30, 2001, as shown in Note 16 of the consolidated financial statements included in Item 8 of this report, have also been restated from amounts shown in prior quarterly reports. Except as otherwise stated herein, all financial information presented in this Form 10-K for those periods gives effect to the restatement.

Asset Impairment. During the fourth quarter of fiscal year 2002, the Company recognized impairment losses of $57.4 million, of which $52.3 million related to goodwill and $5.1 million related to property and equipment. For additional information regarding the Company's asset impairment losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - 2002 Compared to 2001 Results - Asset Impairments" and Note 15 to the consolidated financial statements included in Item 8 of this report.

New Executive Officers. On December 12, 2002, the Company promoted Gary A. Graves from Chief Operating Officer to Chief Executive Officer and President. Judith A. Rogala, the former President and Chief Executive Officer of the Company had resigned to pursue other business opportunities in her home state of California. The Company and Ms. Rogala have entered into a Separation Agreement dated December 11, 2002. In addition, in September 2002, the Company appointed Michael F. Czlonka as its Chief Financial Officer.

Amendment to Credit Agreement. The Company was not in compliance with certain of the financial and informational covenants contained in the Credit Agreement for various periods throughout fiscal 2002 and 2003. On February 10, 2003, the Company entered into Amendment No. 5 to the Credit Agreement. Pursuant to this amendment, the senior secured lenders agreed to waive the Company's existing defaults, to extend the final maturity of the Credit Agreement by one year to May 11, 2006 and to revise and set, as applicable, financial covenant targets for fiscal years 2003 through 2006. As a condition to the effectiveness of this amendment, the Company's parent was required to obtain contingent equity commitments from its existing stockholders for an amount equal to $14.5 million. For additional information regarding the amendment to the Credit Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.

ORGANIZATION

Vestar/LPA Investment Corp. (Parent), a Delaware corporation, was formed in 1993 for the purpose of holding the capital stock of La Petite Holdings Corp. (Holdings), a Delaware corporation. Holdings, which has no assets or operations, was formed in 1993 for the purpose of holding the capital stock of La Petite Acquisition Corp. (Acquisition). On July 23, 1993, as a result of a series of transactions, Holdings acquired all the outstanding shares of common stock, par value $.01 (the Common Stock), of La Petite Academy, Inc., a Delaware corporation (La Petite). The transaction was accounted for as a purchase. On May 31, 1997, Holdings was merged with and into La Petite with La Petite as the surviving corporation. On August 28, 1997, LPA Services, Inc. (Services), a wholly owned subsidiary of La Petite, was incorporated. Services provides third party administrative services on insurance claims to La Petite.

On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company, and Parent, which was renamed LPA Holding Corp., entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). LPA is owned by an affiliate of J.P. Morgan Partners LLC (JPMP) and by an entity controlled by Robert E. King, a director of La Petite and Parent. In the Recapitalization, all of the then outstanding shares of preferred stock and common stock of Parent (other than the shares of common stock retained by Vestar/LPT Limited Partnership and management of La Petite) owned by the existing stockholders of Parent (the Existing Stockholders) were converted into cash. As part of the Recapitalization, LPA purchased $72.5 million (less the value of options retained by management) of common stock of the Parent and $30 million of Series A redeemable preferred stock (Series A preferred stock) of Parent (collectively, the Equity Investment). In addition, in connection with the purchase of Series A preferred stock of Parent, LPA received warrants to purchase up to 6.0% of Parent's common stock on a fully diluted basis. The Recapitalization was completed on May 11, 1998.

On July 21, 1999, La Petite acquired all the outstanding shares of Bright Start, Inc. (Bright Start) for $10.4 million in cash and assumed approximately $2.0 million in debt. Bright Start operated 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico.

On December 15, 1999, LPA acquired an additional $15.0 million of Parent's Series A preferred stock and received warrants to purchase an additional 3% of Parent's common stock on a fully-diluted basis at that time. The $15.0 million proceeds received by Parent were contributed to La Petite as common equity.

Pursuant to a pre-emptive offer dated November 13, 2001, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of a newly created class of Series B convertible redeemable participating preferred stock (Series B preferred stock) and warrants to purchase common stock of Parent. The Series B preferred stock is junior to the Series A preferred stock of Parent in terms of dividends, distributions, and rights upon liquidation. Parent offered and sold in the aggregate $15.0 million of Series B preferred stock of Parent and warrants to purchase 562,500 shares of common stock of Parent as follows: (a) on November 15, 2001, Parent issued $3.4 million of Series B preferred stock and 452,343 warrants, (b) on December 21, 2001, Parent issued $2.3 million of Series B preferred stock and 110,157 warrants and (c) on May 14, 2002, Parent issued an additional $9.3 million of Series B preferred stock of Parent. All of the proceeds received by Parent from the sale of Series B preferred stock and warrants were contributed to La Petite and were used by La Petite for general working capital and liquidity purposes.

As of January 31, 2003, LPA beneficially owns 90.7% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and approximately $15.0 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, a director of La Petite and Parent, owns a majority of the voting interests of LPA.

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

As of June 29, 2002, the Company operated 715 Academies including 652 residential Academies, 31 employer-based Academies and 32 Montessori schools located in 37 states and the District of Columbia. For the 52 weeks ended June 29, 2002, the Company had an average attendance of approximately 74,600 full and part-time children.

CURRICULUM

Residential and Employer-Based Academies. La Petite Academy, utilizing both internal and external educational experts, designed and developed curriculum and program materials for each developmental age grouping served.

All of La Petite's programs are developmentally appropriate, using an integrated approach to learning and giving children opportunities to learn through all of their senses while stimulating development and learning in all areas. Children progress at their own pace, building skills and abilities in a logical pattern. Each program includes a parent component, built-in training, carefully selected age appropriate materials, equipment assessment and activities, and a well-planned and developed environment.

Each program provides a balance of teacher-directed and child-directed activities that address both the physical and intellectual development of young children. Physical activities are designed to increase physical and mental dexterity, specifically hand-eye and large and small muscle coordination. Importance is also placed on creative and expressive activities such as painting, crafts and music. Intellectual activities are designed to promote language development, pre-reading, writing and thinking skills, and imagination through role-playing, pretending and problem solving.

For infants and toddlers, activities are planned for a variety of developmental areas such as listening and talking, physical development, creativity and learning from the world around them. As infants become toddlers, more activities focus on nurturing their need for independence and practicing small motor skills that help them learn to feed themselves, walk and communicate with others. Songs, fingerplays, art ideas, storytelling tips, building activities and many activities to develop the bodies of toddlers through climbing, pushing and pulling are included. These activities also build the foundation for social skills such as how to get along with others and how to share.

The two-year-old curriculum includes fifty-two weeks worth of activities that provide guidance and practice in developing all-important social and emotional skills as well as emerging cognitive skills. An operational manual provides guidance for environmental considerations, growth information and classroom management techniques. Creativity and art continue to be reinforced through drawing, gluing, dancing, singing and other appropriate expressive activities.

For preschoolers, typically 3 and 4 year old children, the Journey(R) curriculum was developed. The Journey(R) curriculum is designed to maximize children's cognitive development and provide a positive learning experience for the children. The Company believes the Journey(R) curriculum is unsurpassed by the educational materials of any of the major child care providers or its other competitors, many of whom only provide curriculum materials for a portion of the child's day. Journey covers the entire day. Learning occurs throughout six Learning Centers that focus on different skills and areas of development. In addition, Journey enables the children to experience the world around them through geography, Spanish, mathematics and sensorial activities.

Pre-kindergartners, typically children that will go to kindergarten the following fall, have their own curriculum designed to ensure that they are ready for more formal schooling at the elementary level. This 9-12 month program includes an emphasis on reading readiness; literacy appreciation; math; science; character education; other social and emotional development areas and physical strength and skills. An important component of this program utilizes Scholastic's Building Language for Literacy program, used in all pre-kindergarten classrooms. Careful assessment and development of individual children's portfolios provide necessary flexibility and accountability on learning and developmental appropriateness.

The private kindergarten program provides a balanced educational approach that rivals any school district's program. This program meets or exceeds each state's requirements, where it is in place. Scholastic's Kindergarten Place, Handwriting without Tears, AIMS Science Program and Everyday Math along with LPA specific report cards, portfolios and character education round out this program.

The Kids Station program and curriculum for school age children, typically children ages 5 through 12, consists of ten fun stations with appropriate activities in each. These stations range from Study Hall, for completing homework to Recreation Station, for fun indoors games to Sports Port, utilizing outdoor areas for sports and other related activities. Social interactions with children of their own age and participation in enrichment activities such as arts and crafts and fitness round out this clubhouse-type program. Most locations also provide transportation to and from local elementary schools.

Montessori Schools. Montessori is a non-traditional method of education where children work and learn in a highly individualized environment. Montessori materials, combined with our certified Montessori instructors, create a learning environment in which children become energized to explore, investigate and learn. Children work in mixed age group classrooms with attractive, state-of-the-art Montessori materials that have been designed to stimulate each child's interest in reading, mathematics, geography and science. In addition to the Montessori method, some Montessori schools provide enrolled children foreign language and computer learning.

ACADEMY NETWORK

The Company operates three types of child care centers: residential Academies, employer-based Academies and Montessori schools. Academies generally operate year round, five days a week and typically are open from 6:30 AM to 6:30 PM. A child may be enrolled in any of a variety of program schedules from a full-time, five-day-per-week plan to as little as two or three half-days a week. A child attending full-time typically spends approximately nine hours a day, five days per week, at an Academy. The Kids Station program for children ages five to 12 provides extended child care before and after the elementary school day and transportation to and from the elementary school.

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

Academy Directors are supervised by 42 Managing Directors. Managing Directors have an average of 13 years of experience with the Company, typically are responsible for six to 30 Academies and report to one of three Divisional Vice Presidents. Managing Directors visit their Academies regularly and are in frequent contact to help make decisions and improvements to program quality and profitability. The Divisional Vice Presidents have an average of 21 years of experience with the Company.

Residential Academies. As of June 29, 2002, the Company operated 652 residential Academies. Residential Academies are typically located in residential, middle income neighborhoods, and are usually one-story, air-conditioned buildings located on three-quarters of an acre to one acre of land. A typical Academy also has an adjacent playground designed to accommodate the full age range of children attending the school. The latest Academy design is approximately 12,800 square feet, built on a site of approximately 1.5 acres, with an operating capacity of approximately 185 children and incorporates a closed classroom concept. The Company continues to improve, modernize and renovate existing residential Academies to improve efficiency and operations, to better compete, to respond to the requests of parents and to support the Journey(R) curriculum.

Residential Academies generally have programs to care for children from toddlers to 12 years old arranged in five age groups. In addition, over half of the Academies offer child care for infants, as young as six weeks old. Teacher-student ratios vary depending on state requirements but generally decrease with the older child groups.

Employer-Based Academies. As of June 29, 2002, the Company operated 31 employer-based Academies. These Academies utilize an operating model that is very similar to residential Academies including collecting tuition fees directly from the employee parent, however they are opened to support businesses, government, hospitals and universities with large, single site employee populations. Employer-based Academies are located on business owner property and the business owner sponsors and usually supports the Academy with free or reduced rent, utilities and custodial maintenance. Employer-based Academies may be operated on a management fee basis, on a profit and loss basis or a variation of the two. Most employer-based Academies also allow community children to attend as a second priority to the business owner employee's children, which helps to maximize the revenue and profit opportunity at each employer-based Academy.

Montessori Schools. As of June 29, 2002, the Company operated 32 Montessori schools. Montessori schools are typically located in upper-middle income areas and feature brick facades and closed classrooms. The Montessori schools typically have lower staff turnover, and their lead teachers are certified Montessori instructors, many of whom are certified through the Company's internal training program. In addition, unlike students at residential Academies, Montessori students are enrolled for an entire school year, pay tuition monthly in advance and pay higher tuition rates.

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

NEW ACADEMY DEVELOPMENT

The Company intends to expand within existing markets and enter new markets with Academies concentrated in clusters. In existing markets, management believes it has developed an effective selection process to identify attractive markets for prospective Academy sites. In evaluating the suitability of a particular location, the Company performs an extensive financial analysis of the historical performance of all existing schools, which includes consideration of each facility's structural condition, looking for a positive trend within that market. Once this has been established, the Company concentrates on the demographics of its target customer within a two-mile radius of residential Academies. The Company targets Metropolitan Statistical Areas with benchmark demographics which indicate parent education levels and family incomes combined with high child population growth, and considers the labor supply, cost of marketing and the likely speed and ease of development of Academies in the area. When entering new markets, in addition to the demographic study, a detailed analysis of any competitors past and future exposure within the market is analyzed.

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

During the 2002 year, the Company opened six employer-based Academies and two Journey-based Academy annexes.

TUITION

Academy tuition depends upon a number of factors including, but not limited to, location of an Academy, age of the child, full or part-time attendance and competition. The Company also provides various tuition discounts primarily consisting of sibling, staff, and Preferred Employer Program. The Company adjusts tuition for Academy programs by child age group and program schedule within each Academy on an annual basis each September. Parents also pay an annual registration fee, which is reduced for families with more than one child attending an Academy. Tuition and fees are payable weekly and in advance for most residential and employer-based Academies and monthly and in advance for Montessori schools. Other fees include activity fees for summer activities and supply fees for Accelerated Pre-Kindergarten and Private Kindergarten programs. Management estimates that state governments pay the tuition for approximately 21% of the children under its care.

MARKETING AND ADVERTISING

The Company continues to focus on retention as the greatest asset to business stability and growth. The innovative employee cash incentive bonus program, launched in July 2000, rewards Academy employees for achieving utilization targets and in-turn, providing high levels of customer service. The Company believes that parents view the program as a highly positive means of improving teacher retention and adding value to the Company. Since 2000, additional programs designed to enhance communication between parents and teachers and further build these important relationships were implemented. The Parent Advisory Liaison, (PAL) encourages increased parent participation and loyalty, forms partnerships between staff and parents, and creates a forum for the exchange of ideas between staff and parents for the benefit of children. To further encourage retention, the La Petite Academy Service Guarantee was implemented in July 2002. This guarantee simply states: (i) our education professionals are committed to exceeding the customer's expectations and (ii) for the Company's newly enrolled customers, after 90 days, if we do not meet their expectations, the Company will guarantee to refund the customer's last registration fee.

During 2002 the branding and marketing initiative, developed earlier to enhance the value of the La Petite Academy name, continued through various promotional activities, including direct mail, Internet, website, radio, print and local grass roots efforts. Our Enhanced VIP Program continues to be highly successful in driving new enrollments into our Academies. Through this program, current customers who refer new customers are rewarded, and the new customer receives a discount for enrolling.

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

The Company continues to review its management information systems to ensure the issuance of meaningful, specific performance measures, and the production of timely and accurate operating and financial information.

This year all Academies received new personal computers and an improved backup process was implemented. To improve voice communications from the corporate locations, a new telephone switch was installed. The new switch provides increased functionality as well as new voice mail. Both data and voice communication from academies were improved by the implementation of new hardware and software.

COMPETITION

The United States preschool education and child care industry is highly fragmented and competitive. The Company's competition consists principally of local nursery schools and child care centers, some of which are non-profit (including religious-affiliated centers), providers of services that operate out of their homes and other for profit companies which may operate a number of centers. Local nursery schools and child care centers generally charge less for their services. Many religious-affiliated and other non-profit child care centers have no or lower rental costs than the Company, may receive donations or other funding to cover operating expenses and may utilize volunteers for staffing. Consequently, tuition rates at these facilities are commonly lower than our rates. Additionally, fees for home-based care are normally lower than fees for center-based care because providers of home care are not always required to satisfy the same health, safety or operational regulations as our Academies. The competition also consists of other large, national, for profit child care companies that may have more aggressive tuition discounting and other pricing policies than La Petite. The Company competes principally by offering trained and qualified personnel, professionally planned educational and recreational programs, well-equipped facilities and additional services such as transportation. In addition, the Company offers a challenging and sophisticated program that emphasizes the individual development of the child. Based on focus group research, the majority of parents rank the qualities of staff as the most important deciding factor in choosing a child care facility. Following teacher qualification were such items as safety, cleanliness, programs, and curriculum. Price typically played a minimal role in the decision process, assuming price was within a reasonable variance. For some potential customers, the non-profit status of certain competitors may be a significant factor in choosing a child care provider.

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

Certain tax incentives exist for child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for "qualifying individuals" (as defined in the Code). The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21 of the Code. In addition to the federal tax credits, various state programs provide child care assistance to low income families. Management estimates approximately 21% of operating revenue is generated from such federal and state programs. Although no federal license is required at this time, there are minimum standards that must be met to qualify for participation in certain federal subsidy programs.

Government, at both the federal and state levels, is actively involved in expanding the availability of child care services. Federal support is delivered at the state level through government-operated educational and financial assistance programs. Child care services offered directly by states include training for child care providers and resource and referral systems for parents seeking child care. In addition, the state of Georgia has an extensive government-paid private sector preschool program in which the Company participates. Other states are looking at the Georgia preschool model.

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

In September of 1998, the National Highway Transportation Safety Administration (NHTSA) issued interpretative letters that modified its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell fifteen-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be "used significantly" to transport children to and from school or school-related events. The Company currently maintains a fleet of approximately 1,275 fifteen-passenger vans and 120 school buses for use in transportation of children which management believes are safe and effective vehicles for that purpose. The Company's current fleet meets all necessary federal, state, and local safety requirements. In accordance with the new NHTSA requirements, all new fleet additions or replacements will meet school bus standards.

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

INSURANCE AND CLAIMS ADMINISTRATION

The Company maintains insurance covering comprehensive general liability, automotive liability, workers' compensation, property and casualty, crime and directors and officers insurance. The policies provide for a variety of coverage, are subject to various limits, and include substantial deductibles or self-insured retention. There is no assurance that claims in excess of, or not included within, coverage will not be asserted, the effect of which could have a material adverse effect on the Company.

EMPLOYEES

As of June 29, 2002, the Company employed approximately 13,500 Associates. The Company's employees are not represented by any organized labor unions or employee organizations and management believes relations with employees are good.

ITEM 2.  PROPERTIES

As of June 29, 2002, the Company operated 715 Academies, 631 of which were leased under operating leases, 68 of which were owned and 16 of which were operated in employer-owned centers. Most of these Academy leases have 15-year terms, some have 20-year terms, many have renewal options, and most require the Company to pay utilities, maintenance, insurance and property taxes. In addition, some of the leases provide for contingent rentals, if the Academy's operating revenue exceeds certain base levels. The Company also leases administrative office space in the cities of Chicago, Illinois, Overland Park, Kansas, Charlotte, North Carolina, and Burbank, California.

Because of different licensing requirements and design features, Academies vary in size and licensed capacity. Academies typically contain 5,400, 6,700, 7,800 or 9,500 square feet in a one-story, air-conditioned building located on three-quarters of an acre to one acre of land. Each Academy has an adjacent playground designed to accommodate the full age range of children attending the Academy. Licensed capacity for the same size building varies from state to state because of different licensing requirements.

The following table summarizes Academy openings and closings for the indicated periods.

FISCAL YEAR                             2002          2001          2000          1999         1998
-----------                             ----          ----          ----          ----         ----
Academies;
Open at Beginning of Period             734           752           743           736          745
Opened During Period                      8             6            59            13            1
Closed During Period                    (27)          (24)          (50)           (6)         (10)
                                        ---           ---           ---           ---          ---
Open at End of Period                   715           734           752           743          736
                                        ===           ===           ===           ===          ===

During the 2002 year, the Company opened six employer-based Academies and two Journey-based Academy annexes. During that same period, the Company closed 27 schools. Thirteen of the closures resulted from management's decision to close certain schools located in areas where the demographic conditions no longer supported economically viable operations, and the remaining 14 closures were due to management's decision not to renew the leases or contracts of certain schools.

The following table shows the number of locations operated by the Company as of June 29, 2002:

Alabama        (14)    Indiana        (18)    Nevada           (17)    Tennessee         (27)
Arizona        (24)    Iowa           (7)     New Jersey       (2)     Texas             (107)
Arkansas       (5)     Kansas         (22)    New Mexico       (20)    Utah              (4)
California     (53)    Kentucky       (4)     New York         (1)     Virginia          (35)
Colorado       (22)    Louisiana      (1)     North Carolina   (26)    Washington, DC    (1)
Connecticut    (1)     Maryland       (15)    Ohio             (16)    Washington        (14)
Delaware       (1)     Minnesota      (5)     Oklahoma         (21)    Wisconsin         (14)
Florida        (84)    Mississippi    (3)     Oregon           (7)     Wyoming           (1)
Georgia        (43)    Missouri       (23)    Pennsylvania     (5)
Illinois       (23)    Nebraska       (10)    South Carolina   (19)

The leases have initial terms expiring as follows:

YEARS INITIAL LEASE TERMS EXPIRE             NUMBER OF ACADEMIES
2003                                                144
2004                                                133
2005                                                 77
2006                                                 91
2007                                                 82
2008 and later                                      104
                                                    ---
                                                    631
                                                    ---

At June 29, 2002, the Company leased 631 Academies from approximately 381 lessors. The Company has generally been successful when it has sought to renew expiring Academy leases.

ITEM 3.  LEGAL PROCEEDINGS

The Company has litigation pending which arose in the ordinary course of business. In management's opinion, no litigation in which the Company is currently involved will result in liabilities that will have a material adverse effect on its financial condition, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Parent is not publicly traded. As of January 31, 2003, LPA owned 89.6% of the Parent's outstanding common stock, Vestar/LPT Limited Partnership owned 3.6%, management owned 1.6% and former management owned 5.2%.

No cash dividends were declared or paid on the Parent's common stock during the 2002 and 2001 years. The Company's 10% Series B Senior Notes due 2008 (Senior Notes) and preferred stock (see Note 5 and Note 9 to the consolidated financial statements) contain certain covenants that, among other things, do not permit La Petite to pay cash dividends on its common or preferred stock now or in the immediate future.

As of January 31, 2003, there were 13 holders of record of Parent's common stock.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS OF DOLLARS)

The following selected financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this annual report on Form 10-K. The selected financial data contains certain financial information that has been restated. See "Item 1. Business - Restatement" and Note 2 to the consolidated financial statements included in Item 8 of this report for further discussion of this matter.

                                                                         AS RESTATED (a)
                                                       -----------------------------------------------------
                                          52 WEEKS      52 WEEKS       52 WEEKS       44 WEEKS      52 WEEKS
                                           ENDED          ENDED          ENDED          ENDED         ENDED
                                          JUNE 29,      JUNE 30,        JULY 1,        JULY 3,      AUGUST 29,
                                            2002        2001 (b)         2000          1999 (b)       1998
INCOME STATEMENT DATA
Operating revenue                        $ 391,205     $  384,924     $  371,265     $  281,307    $  316,199

 Operating expenses, exclusive of
   recapitalization costs,
   restructuring
   charges and asset impairments           388,871        374,051        359,382        266,032       299,714
   Recapitalization costs (c)                                                                           8,724
   Restructuring charges (d)                 3,208          2,455          7,705            110           124
   Asset impairments (e)                    57,436
                                         ---------     ----------     ----------     ----------    ----------
Total operating expenses                   449,515        376,506        367,087        266,142       308,562
                                         ---------     ----------     ----------     ----------    ----------
Operating (loss) income                    (58,310)         8,418          4,178         15,165         7,637
Interest expense (f)                        21,902         20,487         20,880         16,144        14,126
Minority interest in net
   income of subsidiary                                                                                 2,849
Interest income                               (204)           (85)          (163)          (153)         (885)
                                         ---------     ----------     ----------     ----------    ----------
Loss before income taxes
   and extraordinary item                  (80,008)       (11,984)       (16,539)          (826)       (8,453)
Provision (benefit) for income
   taxes                                    (3,236)        16,204         (5,453)           579          (415)
                                         ---------     ----------     ----------     ----------    ----------
Loss before extraordinary item             (76,772)       (28,188)       (11,086)        (1,405)       (8,038)
Extraordinary loss on early
   retirement of debt (g)                                                                              (5,525)
                                         ---------     ----------     ----------     ----------    ----------
Net loss                                   (76,772)       (28,188)       (11,086)        (1,405)      (13,563)

Other comprehensive income:
   Derivative adjustments, net                                492
   Amounts reclassified into operations        (85)          (161)
                                         ---------     ----------     ----------     ----------    ----------
Comprehensive loss                       $ (76,857)    $  (27,857)    $  (11,086)    $   (1,405)   $  (13,563)
                                         =========     ==========     ==========     ==========    ==========

BALANCE SHEET DATA (AT END OF PERIOD)
Total assets                             $  91,568     $  148,665     $  165,935     $  171,927    $  162,414
Total long-term debt and capital lease     196,963        193,211        182,319        187,999       185,727
   obligation
Preferred stock                             78,624         54,941         47,314         29,310        25,625
Stockholders' deficit                     (246,629)      (161,089)      (125,604)      (111,595)     (105,936)
OTHER DATA
EBITDA (h)                               $  16,998     $   25,839     $   28,062     $   28,096    $   33,423
Cash flows from operating activities         2,967          4,619            771         15,362         8,146
Cash flows from investing activities        (8,791)       (14,313)        (7,828)       (19,148)      (10,838)
Cash flows from financing activities        16,502         11,100          6,493          1,490       (14,411)
Depreciation and amortization               14,664         14,966         16,179         12,821        16,938
Capital expenditures                         9,629         14,502         20,899         31,610        13,470
Proceeds from sale of assets                   838            189         23,432         12,462         2,632
Ratio of earnings to fixed charges (i)          (i)            (i)            (i)            (i)           (i)
Academies at end of period                     715            734            752            743           736
FTE utilization during the period (j)           63%            63%            63%            65%           65%

a) See Note 2 to the consolidated financial statements included at Item 8 of this report for further discussion of the restatements.

b) On April 18, 2001, the Company changed its fiscal year end from the 52 or 53-week period ending on the first Saturday in July to the 52 or 53-week period ending on the Saturday closest to June 30. On June 10, 1999, the Company changed its fiscal year to be the period starting on the first Saturday in July and ending on the first Saturday of July of the subsequent year, resulting in a 44-week year for fiscal 1999 (see
         Note 3 to the consolidated financial statements included in Item 8 of this report).

c) Recapitalization costs consist principally of transaction bonuses of $1.5 million and payments for the cancellation of options of $7.2 million, both of which were inclusive of payroll taxes.

d) Restructuring charges resulted from management's decision to close certain Academies located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. These charges consist principally of the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income, the write-off of goodwill associated with closed Academies, and the write-down of fixed assets to fair market value. See Note 14 to the consolidated financial statements included in
         Item 8 of this report for further discussion.

e) During the fourth quarter of fiscal 2002, the Company recognized asset impairment losses of $57.4 million. The Company identified conditions, including a projected current year consolidated operating loss as well as negative cash flows in certain of the Company's regional and division operations, as an indication that the carrying amount of certain long-lived assets, primarily goodwill, may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of those long-lived assets using a cash flow projection based on the remaining useful life. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets. In addition, the Company evaluated the carrying-value of its remaining goodwill in accordance with Accounting Principles Board Opinion No. 17 and determined that the goodwill was fully impaired. As a result, the Company recognized impairment losses of $57.4 million related to the long-lived assets, of which $52.3 million related to goodwill and $5.1 million related to property and equipment.

f) Interest expense includes $1.1 million, $1.1 million, $1.1 million, $0.8 million, and $0.8 million of amortization of deferred financing costs for fiscal years 2002, 2001, 2000, 1999, and 1998, respectively.

g) On May 11, 1998, the Company incurred a $5.5 million extraordinary loss related to (i) the retirement of all the outstanding $85.0 million principal amount of 9 5/8% Senior Notes due in 2001, (ii) the exchange of all outstanding shares of La Petite's Class A preferred stock for $34.7 million in aggregate principal amount of La Petite's 12 1/8% Subordinated Exchange Debentures due in 2003, and (iii) the retirement of all the 12 1/8% Subordinated Exchange Debentures and the 6.5% Convertible Debentures. The loss principally reflects the write-off of premiums and related deferred financing costs, net of applicable income tax benefit.

h) EBITDA is defined as income before extraordinary items, minority interest, recapitalization costs, restructuring charges, asset impairments, net interest cost, taxes, depreciation and amortization. The following table (in thousands of dollars) reconciles the differences between net loss, as prepared in conformity with generally accepted accounting principles in the United States of America, and
         EBITDA:

                                     52 WEEKS      52 WEEKS     52 WEEKS      44 WEEKS       52 WEEKS
                                       ENDED        ENDED        ENDED          ENDED          ENDED
                                      JUNE 29,     JUNE 30,     JULY 1,        JULY 3,       AUGUST 29,
                                        2002         2001         2000          1999           1998
                                    -------------------------------------------------------------------
Net loss                            $  (76,772)   $(28,188)    $ (11,086)    $  (1,405)     $ (13,563)
Extraordinary loss                                                                              5,525
Provision (benefit) for income          (3,236)     16,204        (5,453)          579           (415)
taxes
Minority interest                                                                               2,849
Interest income                           (204)        (85)         (163)         (153)          (885)
Interest expense                        21,902      20,487        20,880        16,144         14,126
Recapitalization costs                                                                          8,724
Restructuring charge                     3,208       2,455         7,705           110            124
Asset impairments                       57,436
Depreciation and amortization           14,664      14,966        16,179        12,821         16,938
                                    ----------    --------     ---------     ---------      ---------
EBITDA                              $   16,998    $ 25,839     $  28,062     $  28,096      $  33,423
                                    ==========    ========     =========     =========      =========

         EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in conformity with accounting principles generally accepted in the United States of America or as a measure of the Company's profitability or liquidity. EBITDA may not be comparable to similarly titled measures used by other companies.

i) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes and extraordinary items, plus fixed charges. Fixed charges consists of interest expense on all indebtedness, amortization of deferred financing costs, and one-third of rental expense on operating leases representing that portion of rental expense that the Company deemed to be attributable to interest. For the 52 weeks ended June 29, 2002, June 30, 2001, July 1, 2000, the 44 weeks ended July 3, 1999 and the 52 weeks ended August 29, 1998, earnings were inadequate to cover fixed charges by $80.0 million, $12.0 million, $16.5 million, $0.8 million and $8.5 million, respectively.

j) FTE Utilization is the ratio of full-time equivalent (FTE) students to the total operating capacity for all of the Company's Academies. FTE attendance is not a measure of the absolute number of students attending the Company's Academies; rather, it is an approximation of the full-time equivalent number of students based on Company estimates and weighted averages. For example, a student attending full-time is equivalent to one FTE, while a student attending one-half of each day is equivalent to 0.5 FTE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included in Item 8 of this report. The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to previously reported results of operations for these periods. See Note 2 to the consolidated financial statements included at Item 8 of this report for further discussion of the restatements.

On April 18, 2001, the Company changed its fiscal year end from the 52/53-week period ending on the first Saturday in July to the 52/53-week period ending on the Saturday closest to June 30 (See Note 3 of the consolidated financial statements). The tables below present the results of the 52 weeks ended June 29, 2002, the results of the 52 weeks ended June 30, 2001, and the results of the 52 weeks ended July 1, 2000 (herein referred to as the 2002 year, the 2001 year, and the 2000 year).

New educational facilities (New Academies), as defined by the Company, are Academies opened within the current or previous fiscal year. These schools typically generate operating losses during the first few months of operation until the Academies achieve normalized occupancies.

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

2002 COMPARED TO 2001 RESULTS (IN THOUSANDS OF DOLLARS)

                                               52 WEEKS ENDED                     52 WEEKS ENDED
                                        ----------------------------        ---------------------------
                                          June 29,        Percent of         June 30,        Percent of
                                            2002            Revenue            2001            Revenue
                                        -----------       ----------        ----------       ----------
Operating revenue                       $   391,205          100.0%         $  384,924          100.0%

Operating expenses:
   Salaries, wages and benefits             215,572           55.1             216,297           56.2
   Facility lease expense                    45,554           11.6              44,815           11.6
   Depreciation and amortization             14,664            3.7              14,966            3.9
   Restructuring charge                       3,208            0.8               2,455            0.6
   Asset impairments                         57,436           14.7                   0            0.0
   Provision for doubtful accounts            2,951            0.8               4,665            1.2
   Other                                    110,130           28.2              93,308           24.2
                                        -----------          -----          ----------          -----
Total operating expenses                    449,515          114.9             376,506           97.8
                                        -----------          -----          ----------          -----

Operating income (loss)                 $   (58,310)         -14.9%         $    8,418            2.2%
                                        ===========          =====          ==========          =====

During the 2002 year, the Company opened 8 new schools and closed 27 schools. As a result, the Company operated 715 schools on June 29, 2002. Thirteen of the closures resulted from management's decision to close certain schools located in areas where the demographic conditions no longer supported economically viable operations, and the remaining 14 closures were due to management's decision not to renew the leases or contracts of certain schools.

Operating revenue. Operating revenue increased $6.3 million or 1.6% during the 2002 year as compared to the 2001 year. The operating revenue increase is the result of a $14.5 million increase at established schools (schools which were open prior to the 2001 year), and a $2.6 million increase at new schools, most of which were opened in the first half of the 2002 year, offset by $10.8 million of reduced operating revenue at closed schools. Tuition revenue increased 1.6% during the 2002 year as compared to the 2001 year. The increase in tuition revenue reflects an increase in the average weekly FTE tuition rates of 7.4% offset by a decrease in full time equivalent (FTE) attendance of 5.3%.

The increase in average weekly FTE tuition rates was principally due to selective price increases, which were put into place in September 2000 and September 2001, based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was due to a 2.9% decline at established schools and an 85.8% decline in schools closed during 2001 and 2002, offset by a 275.8% increase at our new schools.

Salaries, wages and benefits. Salaries, wages and benefits decreased $0.7 million or 0.3% during the 2002 year as compared to the 2001 year. As a percentage of revenue, labor costs were 55.1% for the 2002 year as compared to 56.2% for the 2001 year. The decrease in salaries, wages and benefits includes reduced labor costs at closed schools of $6.4 million, and reduced bonus costs of $0.4 million offset by increased labor costs at established schools of $2.2 million, increased labor costs at new schools of $1.9 million, increased field management and corporate administration labor costs of $1.5 million, and increased benefit costs of $0.5 million. The increase in labor costs at established schools was mainly due to a 4.3% increase in average hourly wage rates offset by a 3.3% decrease in labor hours. New schools experience higher labor costs relative to revenue as compared to the established schools.

Facility lease expense. Facility lease expense increased $0.7 million or 1.6% during the 2002 year as compared to the 2001 year. The increase in facility lease expense was mainly due to a $0.8 million decrease in sublease income and a $0.2 million increase related to the new corporate office, offset by a $0.3 million reduction in lease payments for facilities with contingent rent provisions.

Depreciation and amortization. Depreciation expense decreased $0.3 million or 2.0% during the 2002 year as compared to the 2001 year. This decrease was mainly due to asset write-offs resulting from the 2001 year school closings that occurred mainly in the fourth quarter.

Restructuring charges. The Company recognized a restructuring charge of $3.2 million in the 2002 year in connection with the closure of seven Academies and one divisional office. All of those Academies and the divisional office were closed during the 2002 year. In the 2001 year, the Company recognized a restructuring charge of $2.5 million in connection with the closure of 15 Academies and two regional offices. Nine of the 15 Academies and both regional offices closed in the 2001 year, while the remainder closed in the 2002 year. The restructuring charges consisted principally of the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income, the write-off of goodwill associated with closed Academies, and the write-down of fixed assets to fair market value.

Asset impairments. During the fourth quarter of fiscal 2002, the Company recognized impairment losses of $57.4 million. The Company identified conditions, including a projected current year consolidated operating loss as well as negative cash flows in certain of the Company's regional and divisional operations, as indications that the carrying amount of certain long-lived assets, primarily goodwill, may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of those long-lived assets using a cash flow projection based on the remaining useful life. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets. In addition, the Company evaluated the carrying value of its remaining goodwill in accordance with Accounting Principles Board Opinion No. 17 and determined that the goodwill was fully impaired. As a result, the Company recognized impairment losses of $57.4 million related to the long-lived assets, of which $52.3 million related to goodwill and $5.1 million related to property and equipment.

Provision for doubtful accounts. The provision for doubtful accounts decreased $1.7 million or 36.7% during the 2002 year as compared to the 2001 year. The decrease in the provision for doubtful accounts is principally the result of improved collection efforts over the prior year.

Other operating costs. Other operating costs increased $16.8 million or 18.0% during the 2002 year as compared to the 2001 year. Other operating costs include repair and maintenance, utilities, insurance, real estate taxes, food, transportation, marketing, supplies, travel, professional fees, recruitment, training and other miscellaneous costs. In the 2002 year, supply costs increased $2.7 million due to a change in estimates related to the determination of supply inventories on hand. The other increases were due primarily to higher expenses in utilities, insurance, marketing, travel, bank charges and shortages, school activity costs, management meetings, professional fees, and recruitment costs, offset by decreases in training, postage, data processing and printing costs. As a percentage of revenue, other operating costs increased to 28.2% in the 2002 year as compared to 24.2% in the 2001 year.

Operating income. As a result of the foregoing, the operating loss was $58.3 million for the 2002 year as compared to operating income of $8.4 million for the 2001 year. Excluding restructuring charges in both years and the 2002 year asset impairment, operating income decreased $8.5 million or 78.5% in the 2002 year as compared to the 2001 year. The decrease was principally due to the change in estimate related to the determination of supply inventories on hand and higher other operating costs offset by higher revenue.

Interest expense. Net interest expense increased $1.3 million or 6.4% during the 2002 year as compared to the 2001 year. The increase was principally due to a nonrecurring $2.1 million mark-to-market credit adjustment for derivative instruments in the 2001 year, a $0.2 million increase resulting from additional borrowing, and a $0.3 million increase in debt fees, offset by $1.2 million in accretion of the fair value discount to the carrying value of the Senior Notes and a $0.1 million increase in interest income.

Income tax rate. The 2002 year income tax benefit was $3.2 million, or 4% of pretax loss compared with the 2001 year income tax expense of $16.2 million or 135% of the $12.0 million pretax loss. Due to a change in certain federal tax laws during fiscal 2002, the Company was able to file for and receive a refund of income taxes paid in prior years. This refund of approximately $3.2 million was recorded as a benefit in the current year. Excluding the impact of this refund, the effective tax rate in fiscal 2002 was 0% due to the current period operating loss and the Company's provision of a full valuation allowance against deferred tax assets created in the current year. The principal factors impacting the effective income tax rate in the 2001 year were state income taxes, nondeductible goodwill amortization, write-off of goodwill related to closed schools, and the creation of $20.9 million deferred tax asset valuation allowance.

2001 COMPARED TO 2000 RESULTS (IN THOUSANDS OF DOLLARS)

                                               52 WEEKS ENDED                 52 WEEKS ENDED
                                        ----------------------------   ----------------------------
                                           June 30,       Percent of      July 1,        Percent of
                                            2001            Revenue        2000           Revenue
                                        -----------       ----------   ------------      ----------
Operating revenue                       $   384,924          100.0%    $    371,265        100.0%

Operating expenses:
   Salaries, wages and benefits             216,297           56.2          206,151         55.5
   Facility lease expense                    44,815           11.6           46,649         12.6
   Depreciation and amortization             14,966            3.9           16,179          4.4
   Restructuring charge                       2,455            0.6            7,705          2.1
   Provision for doubtful accounts            4,665            1.2            2,931          0.8
   Other                                     93,308           24.2           87,472         23.6
                                        -----------          -----     ------------        -----
Total operating expenses                    376,506           97.8          367,087         98.9
                                        -----------          -----     ------------        -----
Operating income                        $     8,418            2.2%    $      4,178          1.1%
                                        ===========          =====     ============        =====

During the 2001 year, the Company opened 6 new schools and closed 24 schools. As a result, the Company operated 734 schools on June 30, 2001. Five of the closures resulted from management's decision in the 2000 year to close certain schools located in areas where the demographic conditions no longer supported an economically viable operation, nine of the closures resulted from management's decision in the 2001 year to close certain schools located in areas where the demographic conditions no longer supported an economically viable operation, and the remaining 10 closures were due to management's decision not to renew the leases or contracts of certain schools.

Operating revenue. Operating revenue increased $13.7 million or 3.7% during the 2001 year as compared to the 2000 year. The increase in operating revenue includes $18.3 million of incremental revenue from established schools and $7.7 million of incremental revenue from the new schools, most of which were opened late in the 1999 year or early in the 2000 year, offset by $12.3 million of reduced revenue from closed schools. Tuition revenue increased 3.8% during the 2001 year as compared to the 2000 year. The increase in tuition revenue reflects an increase of the average weekly FTE tuition rates of 9.9% offset by a decrease in full time equivalent (FTE) attendance of 5.6%. The increase in average weekly FTE tuition rates was principally due to selective price increases, which were put into place in February 1999 and in September 2000, based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was due to a 3.4% decline at our established schools (schools which were open prior to the 2000 year) and a 74.9% decline in schools closed during the 2000 and 2001 years, offset by a 41.8% increase at our new schools.

Salaries, wages and benefits. Salaries, wages and benefits increased $10.1 million or 4.9% during the 2001 year as compared to the 2000 year. As a percentage of revenue, labor costs were 56.2% for the 2001 year as compared to 55.5% during the 2000 year. The increase in salaries, wages and benefits includes incremental labor costs at established schools of $12.3 million, incremental labor costs at new schools of $3.2 million, increased field management and corporate administration labor costs of $0.8 million, increased benefit costs of $2.0 million, and increased bonus costs of $1.1 million, offset by reduced labor costs at closed schools of $9.3 million. The increase in labor costs at established schools was mainly due to an 8.0% increase in average hourly wage rates, as labor hours were flat with the prior year. New schools experience higher labor costs relative to revenue as compared to the established schools.

Facility lease expense. Facility lease expense decreased $1.8 million or 3.9% during the 2001 year as compared to the 2000 year. The decrease in facility lease expense was mainly due to the closures late in the 2000 year, offset by slightly increased lease expense on lease renewals.

Depreciation and amortization. Depreciation expense decreased $1.2 million or 7.5% during the 2001 year as compared to the 2000 year. This decrease was mainly due to the closings that occurred late in the 2000 year.

Provision for doubtful accounts. The provision for doubtful accounts increased $1.7 million or 59.2%. The increase in the provision for doubtful accounts is principally a result of increasing revenue, and higher write-offs.

Restructuring charges. The Company recognized a restructuring charge of $2.5 million in the 2001 year in connection with the closure of 15 Academies and two regional offices. Nine of the 15 Academies and both regional offices closed in the 2001 year, while the remainder closed in the 2002 year. In the 2000 year, the Company recognized a restructuring charge of $7.7 million in connection with the closure of 49 Academies. Thirty-eight of the 49 Academies closed in the 2000 year, five closed in the 2001 year and six schools remained open. The restructuring charges consisted principally of the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income, the write-off of goodwill associated with closed Academies, and the write-down of fixed assets to fair market value.

Other operating costs. Other operating costs increased $5.8 million or 6.7% during the 2001 year as compared to the 2000 year. Other operating costs include repair and maintenance, utilities, insurance, real estate taxes, food, transportation, marketing, supplies, travel, professional fees, recruitment, training and other miscellaneous costs. The increase was due primarily to higher expenses in repairs and maintenance, utilities, insurance, real estate taxes, marketing, travel, data processing, professional fees, and other miscellaneous costs, offset by decreases in transportation, supplies, petty cash expenses, training, and school activity costs. As a percentage of revenue, other operating costs increased to 24.2% in the 2001 year as compared to 23.6% in the 2000 year.

Operating income. As a result of the foregoing, operating income was $8.4 million for the 2001 year as compared to $4.2 million during the 2000 year. Excluding restructuring costs, operating income decreased $1.0 million or 8.5% in the 2001 year as compared to the 2000 year. The decrease in operating income is principally due to higher labor costs and other operating costs offset by increased revenue, lower facility lease expense and lower depreciation and amortization.

Interest expense. Net interest expense for the 2001 year decreased $0.3 million from the 2000 year. The decrease was principally due to a $2.1 million mark-to-market credit adjustment for derivative instruments and $0.3 reclassification from other comprehensive income into operations, offset by $1.2 million in accretion of the fair value discount to the carrying value of the senior notes, a $0.3 million increase resulting from additional borrowings, $0.4 million in interest on the closed school reserve and a $0.1 million decrease in interest income.

Income tax rate. The 2001 year income tax expense was $16.2 million, or 135% of the $12.0 million pretax loss compared with the 2000 year income tax benefit of $5.5 million or 33% of the pretax loss. The valuation allowance provision of $20.9 million for fiscal 2001 is the primary difference between the 2001 year expense and the 2000 year benefit. The principal factors impacting the effective income tax rate in the 2001 year were state income taxes, nondeductible goodwill amortization, write-off of goodwill related to closed schools, and the creation of a $20.9 million deferred tax asset valuation reserve. The principal factors impacting the effective income tax rate in the 2000 year were state income taxes, nondeductible goodwill amortization, and the write-off of goodwill related to closed schools.

EBITDA

EBITDA is being presented because management believes that certain investors find EBITDA to be a useful tool for measuring the Company's ability to service its debt. In addition, EBITDA is being presented because it is an important measure that is used in the calculation of the covenants under the Company's indenture and Credit Agreement. However, EBITDA is not necessarily a measure of the Company's ability to fund its cash needs and should not be construed as being more important than the generally accepted accounting principles (GAAP) financial information disclosed under "-Results of Operations." EBITDA is not calculated under GAAP and therefore it is not necessarily comparable to similarly titled measures reported by other companies.

EBITDA is defined as income before restructuring charges, asset impairments, extraordinary items, net interest cost, taxes, depreciation and amortization. The following table (in thousands of dollars) reconciles the differences between net loss, as prepared in conformity with GAAP in the United States of America, and EBITDA:

                                      52 WEEKS    52 WEEKS     52 WEEKS
                                       ENDED        ENDED        ENDED
                                      JUNE 29,     JUNE 30,     JULY 1,
                                       2002         2001         2000
                                    -------------------------------------
Net loss                            $   (76,772)  $ (28,188)   $ (11,086)
Provision (benefit) for income           (3,236)     16,204       (5,453)
taxes
Interest income                            (204)        (85)        (163)
Interest expense                         21,902      20,487       20,880
Restructuring charge                      3,208       2,455        7,705
Asset impairments                        57,436
Depreciation and amortization            14,664      14,966       16,179
                                    -----------   ---------    ---------
EBITDA                              $    16,998   $  25,839    $  28,062
                                    ===========   =========    =========

During the 2002 year, EBITDA decreased $8.8 million or 34.2% as compared to the 2001 year. The 2002 year decrease was principally due to the change in estimate related to the determination of supply inventories on hand and higher other operating costs offset by higher revenue. During the 2001 year, EBITDA decreased $2.2 million or 7.9% as compared to the 2000 year. The 2001 year decrease was principally due to higher labor costs and other operation costs offset by increased revenue, and lower facility lease expense. EBITDA as a percentage of revenue was 4.3%, 6.7% and 7.6% in the 2002, 2001 and 2000 years respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are from cash flows from operations, borrowings on the revolving credit facility under the Credit Agreement, and capital contributions received from Parent. The Company's principal uses of funds are debt service requirements, capital expenditures and working capital needs. The Company incurred substantial indebtedness in connection with the Recapitalization.

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

The Credit Agreement, as amended, will terminate on May 11, 2006. Payments due under the amortization schedule for the term loan are $1.0 million per year in fiscal years 2003 and 2004, $5.5 million in fiscal year 2005, and $28.8 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On June 29, 2002, there was $36.3 million outstanding on the term loan and $17.2 million outstanding on the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount of $7.4 million, and $0.4 million was available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments

On July 21, 1999, the Company acquired all the outstanding shares of Bright Start for $10.4 million in cash and assumed approximately $2.0 million in debt. Bright Start operated 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico.

On December 15, 1999, Parent issued $15.0 million of Series A preferred stock and warrants to purchase an additional 3.0% of the Parent's outstanding common stock on a fully diluted basis at that time. The proceeds of that investment were contributed to La Petite as common equity. In connection with such purchase and contribution, the banks waived their right under the Credit Agreement to require that such proceeds be used to repay amounts outstanding under the Credit Agreement. The proceeds of such equity contribution were used to repay borrowings under the revolving credit facility that were incurred to finance the Bright Start acquisition.

On November 14, 2001, Parent, La Petite and certain of its senior secured lenders entered into an amendment to the Credit Agreement. The amendment waived existing defaults of Parent and La Petite in connection with the failure to satisfy certain financial covenants for the quarterly periods ended June 30, 2001 and September 30, 2001, and the failure to deliver timely financial information to the senior secured lenders. Additionally, the amendment revised certain financial covenant targets for fiscal years 2002, 2003 and 2004. The amendment also addressed specific waivers necessary to permit the issuance of a new class of convertible redeemable participating preferred stock (Series B preferred stock) of Parent. In consideration for the waiver and amendments, Parent was required to issue additional equity in the amount of $15.0 million in a series of closings through May 14, 2002. In connection with such issuances, the banks waived their right under the Credit Agreement to require that the proceeds be used to repay amounts outstanding under the Credit Agreement.

Pursuant to a pre-emptive offer dated November 13, 2001, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of a newly created class of convertible redeemable participating preferred stock (Series B preferred stock) and warrants to purchase common stock of Parent. The Series B preferred stock is junior to the Series A preferred stock of Parent in terms of dividends, distributions, and rights upon liquidation. Parent offered and sold in the aggregate $15.0 million of its Series B preferred stock and issued warrants to purchase 562,500 shares of its common stock as follows: (a) on November 15, 2001, Parent issued $3.4 million of Series B preferred stock and 452,343 warrants, (b) on December 21, 2001, Parent issued $2.3 million of Series B preferred stock and 110,157 warrants and (c) on May 14, 2002, Parent issued an additional $9.3 million of its Series B preferred stock. All of the proceeds were contributed to La Petite as common equity and were used by La Petite for general working capital and liquidity purposes.

As of January 31, 2003, LPA beneficially owns 90.7% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and approximately $15.0 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, a director of La Petite and Parent, owns a majority of the voting interests of LPA.

The Company was not in compliance with certain of the financial and informational covenants contained in the Credit Agreement for the third quarter ended April 6, 2002 and the fourth quarter ended June 29, 2002. Furthermore, following the restatement of the Company's financial information for the fiscal years 1999, 2000 and 2001, the Company was not in compliance with certain of the financial covenants for each of the quarters ending in fiscal years 1999, 2000 and 2001 and the first two quarters of fiscal year 2002. In addition, the Company was not in compliance with certain of the financial and informational covenants for the first quarter of fiscal year 2003. The Company received limited waivers of noncompliance with the foregoing financial and informational covenants through February 7, 2003. The amendment to the Credit Agreement dated as of February 10, 2003, permanently waived such defaults and an expected default for the second quarter of fiscal year 2003.

On February 10, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 5 to the Credit Agreement. The amendment waived existing defaults of Parent and La Petite in connection with (a) the failure to satisfy certain financial covenants for the quarterly periods ended (i) during 1999, 2000, 2001, and 2002 and (ii) nearest to September 30, 2002, and December 31, 2002; (b) the failure to deliver timely financial information to the senior secured lenders; (c) the failure to file reports with the Securities and Exchange Commission; (d) the failure to obtain the consent of the senior lenders prior to the disposition of certain assets; and (e) the failure to deliver required documents to the senior lenders prior to the disposition of other assets. Additionally, the amendment extended the final maturity of the Credit Agreement by one year to May 11, 2006, revised the amortization schedule to account for the additional one-year extension and revised and set, as applicable, financial covenant targets (such as maximum leverage ratio and minimum fixed charge coverage ratio) for fiscal years 2003 through 2006. As a condition to the effectiveness of Amendment No. 5, Parent was required to obtain contingent equity commitments from its existing stockholders for an amount equal to $14,500,000. Pursuant to Amendment No. 5, none of the proceeds, if any, received by Parent as a result of the contingent equity commitments are required to be used to prepay the term loans outstanding under the Credit Agreement.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), Parent may issue up to 6,669,733 shares of its series B convertible preferred stock and warrants to purchase shares representing up to 10% of its class A common stock. Parent will issue a pro rata portion of the warrants to each Electing Stockholder. All of the proceeds received by Parent from the issuance of the series B preferred stock, if any, will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

The Electing Stockholders are only required to purchase shares of series B preferred stock if the fixed charge coverage ratio at the end of a fiscal quarter (calculated in accordance with the terms of the Credit Agreement) is less than the fixed charge coverage ratio target set forth in the Credit Agreement with respect to such fiscal quarter. Within ten business days following the date that Parent is required to deliver its quarterly or annual, as applicable, financial information to the senior lenders pursuant to the terms of the Credit Agreement, the aggregate number of shares to be purchased by the Electing Stockholders, if any, shall equal the quotient obtained by dividing (x) the amount of cash which would have been needed to increase the Parent's consolidated EBITDAR (as defined in the Credit Agreement) to an amount which would have satisfied the fixed charge coverage ratio target set forth in the Credit Agreement by (y) 2.174. The Electing Stockholders have the right to purchase shares of series B preferred stock at any time, in which case the aggregate number of shares of series B preferred stock to be purchased by the Electing Stockholders with respect to a particular fiscal quarter shall be reduced by the number of shares of series B preferred stock purchased prior to the expiration of such fiscal quarter. The obligation of each Electing Stockholder to purchase shares of series B preferred stock shall expire on the earlier of (a) the date the Electing Stockholders purchase an aggregate of 6,669,733 shares of series B preferred stock; (b) the date the obligations (other than contingent obligations and liabilities) of Parent and its subsidiaries under the Credit Agreement are terminated; and (c) the date the lenders under the Credit Agreement agree to release the Electing Stockholders from their obligations under the Securities Purchase Agreement.

LPA has agreed to commit to purchase, in accordance with the terms of the Securities Purchase Agreement, 96.2% of the series B preferred stock being offered and will receive warrants to purchase shares of Parent's class A common stock in connection with such commitment. LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, the respective pro rata amount of each stockholder of Parent that exercises less than 100% of their respective preemptive right to acquire the series B preferred stock.

Management is instituting a series of plans and actions designed to improve the Company's operating results and cash flow and to strengthen the Company's financial position. These plans include cost reductions resulting from continued academy closures and personnel reductions, as well as targeted reductions in certain overhead costs and optimization of the Company's real estate portfolio.

Since June 29, 2002, the Company has closed 45 Academies.

Management believes that implementation of their plans to improve operations and cash flows, coupled with the amendment of the financial covenants contained in the credit agreement and the additional contingent equity commitments provided by LPA and other stockholders of Parent, if any, will allow the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company's lenders will waive any future violations of the Credit Agreement that may occur or agree to future amendments of the Credit Agreement. There also can be no assurance that the Company can obtain additional funding from Parent beyond that as noted above or any other external source.

Cash flows from operating activities were $3.0 million during the 2002 year as compared to $4.6 million during the 2001 year. The $1.6 million decrease in cash flows from operations was mainly due to $3.8 million increase in net losses, net of non-cash charges, partially offset by decreased working capital amounts.

Cash flows used for investing activities were $8.8 million during the 2002 year as compared to $14.3 million during the 2001 year. The $5.5 million decrease was due to a $4.9 million decrease in capital expenditures and a $0.6 million increase in proceeds from sale of assets.

Cash flows from financing activities were $16.5 million during the 2002 year compared to $11.1 million during the 2001 year. The $5.4 million increase in cash flows from financing activities was principally due a $15.0 million increase in proceeds from the issuance of Series B preferred stock and warrants partially offset by an $8.8 million reduction in net borrowings under the revolving credit agreement and a $0.7 million increase in deferred financing costs.

Cash flows from operating activities were $4.6 million during the 2001 year as compared $0.8 million during the 2000 year. The $3.8 million increase in cash flows from operations was mainly due to $7.9 million decrease in working capital amounts, partially offset by a $4.1 increase in net losses, net of non-cash charges.

Cash flows used for investing activities were $14.3 million during the 2001 year as compared $7.8 million during the 2000 year. The $6.5 million increase was due to a $23.3 million decrease in proceeds from sale of assets, partially offset by a $10.4 million decrease in cash paid for acquisitions and a $6.4 million decrease in capital expenditures.

Cash flows from financing activities were $11.1 million during the 2001 year compared to cash flows from financing activities of $6.5 million during the 2000 year. The $4.6 million increase in cash flows from financing activities was principally due to a $13.0 million increase in net borrowings under the revolving credit agreement, a $6.3 million reduction in repayment of debt and capital lease obligations, partially offset by a $15.0 million reduction of proceeds from the issuance of preferred stock and warrants.

During the 2002 year, the Company opened six employer-based Academies and two Journey-based Academy annexes. Employer-based Academies are generally operated in facilities provided by the employer. The cost to open a new Journey school ranges from $1.0 million to $2.0 million.

Total capital expenditures for the 52 weeks ended June 29, 2002 and June 30, 2001 were $9.6 million and $14.5 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 52 weeks ended June 29, 2002 and June 30, 2001 were $8.4 million and $14.2 million, respectively. For fiscal year 2003, the Company expects total maintenance capital expenditures to be approximately $7.0 million.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 52 weeks ended June 29, 2002 and June 30, 2001 were $13.0 million and $13.2 million, respectively.

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the term of a contract, such as borrowing or lease agreements. Commercial commitments represent obligations for cash performance in the event of demands by third parties or other contingent events, such as lines of credit. Our contractual obligations and commercial commitments at June 29, 2002 were as follows, in thousands of dollars:

                                                                    Fiscal Year
                          ---------------------------------------------------------------------------------------
                            Total        2003        2004          2005         2006         2007      Thereafter
                          --------     --------     --------     --------     --------     --------    ----------
Long-term debt (a)        $180,204     $  1,000     $  1,000     $  5,500     $ 28,750                  $143,954
Revolving credit
 facility                   17,164                                              17,164
Capital lease
 obligations                 1,745        1,150          595
Operating leases           200,921       42,528       35,471       28,355       23,970       15,245       55,352
Letters of credit            7,405        7,405
Employment
 agreement (b)               1,000          100          200          200          200          200          100
                          --------     --------     --------     --------     --------     --------     --------
                          $408,439     $ 52,183     $ 37,266     $ 34,055     $ 70,084     $ 15,445     $199,406
                          ========     ========     ========     ========     ========     ========     ========

(a) Long-term debt reflects the changes to the amortization schedule contained in Amendment No. 5 to the Credit Agreement, described in Note 17.

(b) On December 11, 2002, the Company entered into a Separation Agreement with Judith A. Rogala, the Company's former Chief Executive Officer and President, as described in more detail under Item 10 "Management - Employment Contracts." Pursuant to the Separation Agreement, the Company's total contractual obligations are $1.0 million, of which $0.1 million is payable in fiscal year 2003, $0.2 million per year is payable in fiscal years 2004 through 2007 and $0.1 million is payable thereafter.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. See "-Cautionary Statement Concerning Forward Looking Statements."

For a description of our significant accounting policies, see "Item 8. Financial Statements and Supplementary Data, Note 3. Summary of Significant Accounting Policies." The following accounting estimates and related policies are considered critical to the preparation of our financial statements due to the business judgment and estimation processes involved in their application.

Revenue recognition. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate time period. Our net revenues meet the criteria of SAB No. 101, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

Accounts receivable. Our accounts receivable are comprised primarily of tuition due from governmental agencies, parents and employers. Accounts receivable are presented at estimated net realizable value. We use estimates in determining the collectibility of our accounts receivable and must rely on our evaluation of historical trends, governmental funding levels, specific customer issues and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

Long-lived and intangible assets. Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets, and Accounting Principles Board Opinion No. 17, Intangible Assets, we assess the potential impairment of property and equipment, identifiable intangibles and acquired goodwill whenever events or change in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if our estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such estimates consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Impairment charges of $57.4 million were recorded in fiscal 2002 and were shown separately as asset impairment expense in the financial statements. We will adopt SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in fiscal year 2003. See "-Recently Issued Accounting Pronouncements" for further detail.

Self-insurance obligations. The Company self-insures a portion of its general liability, workers' compensation, auto, property and employee medical insurance programs. The Company purchases stop loss coverage at varying levels in order to mitigate its potential future losses. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. The Company estimates the obligations for liabilities incurred but not yet reported or paid based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The accrued obligations for these self-insurance programs were $11.6 million and $9.0 million at June 29, 2002 and June 30, 2001, respectively, see "Item 8. Financial Statements and Supplementary Data, Note 3. Summary of Significant Accounting Policies, Self-insurance Programs." Our internal estimates are reviewed annually by a third party actuary. While we believe that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these programs could have a material adverse effect on our financial position, cash flows or results of operations.

Income taxes. Accounting for income taxes requires the Company to estimate its income taxes in each jurisdiction in which it operates. Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities. The Company estimates the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates. The Company determined that based on cumulative historical pretax losses, it was more likely than not that the deferred tax assets as of June 29, 2002 and June 30, 2001 would not be realized. Therefore, the Company has recorded a valuation allowance to fully reserve those deferred tax assets at both fiscal 2001 and 2002 year-end. The provision for income taxes at June 29, 2002 and June 30, 2001 includes $6.2 million and $20.9 million, respectively to record these valuation allowances.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets having finite lives acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill and indefinite lived intangible assets not be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As of June 29, 2002, the net book value of the Company's goodwill is $0. Therefore, the Company believes that the adoption of this standard will not have a material impact on the Company's financial condition or results of operations.

Also, in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived assets, except for certain obligations of lessees. The Company has determined that the adoption of this standard did not have a material impact on the Company's financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modified the financial accounting and reporting for long-lived assets to be disposed of by sale, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company believes that the implementation of this Statement, which is effective for the Company's 2003 fiscal year, will not have a material impact on the Company's financial condition. The Company believes that the impact, if any, on the Company's results of operations will be limited to the presentation of results between continuing operations and discontinued operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

SEASONALITY
See "Item 1. Business -Seasonality."

GOVERNMENTAL LAWS AND REGULATIONS
See "Item 1. Business -Regulation and Government Involvement."

INFLATION AND GENERAL ECONOMIC CONDITION

During the past three years (a period of low inflation) the Company implemented selective increases in tuition rates based on geographic market conditions and class capacity utilization. During the 2002 year, the Company experienced inflationary pressures on average wage rates, as hourly rates increased approximately 4.3%. Management believes this is occurring industry wide and there is no assurance that such wage rate increases can be recovered through future increases in tuition. A sustained recession with high unemployment may have a material adverse effect on the Company's operations.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected or discussed in these forward looking statements.

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on management's current expectations, estimates and projections. Words such as "expects," "projects," "may," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of these words and similar expressions are intended to identify these forward-looking statements. Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections and from past results.

     - Economic factors, including changes in the rate of inflation, business conditions and interest rates.

     - Operational factors, including our ability to open and profitably operate Academies.

     - Demand factors, including general fluctuations in demand for child care services and seasonal fluctuations.

     - Competitive factors, including: (a) pricing pressures primarily from local nursery schools and child care centers and other large, national for-profit child care companies, (b) the hiring and retention of trained and qualified personnel, (c) and the ability to maintain well-equipped facilities.

     - Governmental action including: (a) new laws, regulations and judicial decisions related to state and local regulations and licensing requirements, (b) changes in the Federal assistance and funding of child care services and (c) changes in the tax laws relating to La Petite's operations.

     - Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or the American Institute of Certified Public Accountants.

     - Changes in costs or expenses, changes in tax rates, the effects of acquisitions, dispositions or other events occurring in connection with evolving business strategies.

     - Management's ability to implement plans designed to improve the Company's operating results, cash flows and financial position and to improve the disclosure controls and procedures of the Company.

     - Risk factors identified in the Company's Registration Statement on Form S-4 (File No. 333-56239).

No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement can be achieved. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. The Company undertakes no obligation to release publicly any revisions to forward-looking statements as the result of subsequent events or developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative financial instruments were utilized by the Company in the management of its interest rate exposures. The Company does not use derivative financial instruments for trading or speculative purposes.

Current indebtedness consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $36.3 million at June 29, 2002 and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to:
(a) an adjusted London inter-bank offered rate ("LIBOR") not to be less than an amount equal to 2.50% per annum, plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for ABR loans. The Senior Notes will mature in May 2008 and the Credit Agreement will mature in May 2006. Payments due under the term loan are $1.0 million per year in fiscal years 2003 and 2004, $5.5 million in fiscal year 2005 and $28.8 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined).

To reduce the impact of interest rate changes on the term loan, the Company entered into interest rate collar agreements during the second quarter of fiscal year 1999. The collar agreements covered the LIBOR interest rate portion of the term loan, effectively setting maximum and minimum interest rates of 9.5% and 7.9%, respectively. On December 19, 2001, the interest rate collar agreement on the term loan was terminated effective as of January 28, 2002. Pursuant to the termination, the Company paid the counter party $0.8 million in satisfaction of an accrued mark-to-market obligation under the interest rate collar agreement.

To reduce interest expense on the $145 million Senior Notes, the Company entered into an interest rate swap transaction of the same notional amount and an interest rate collar during the third quarter of fiscal year 1999. The effect of this transaction was that the fixed rate debt was essentially exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The interest rate collar covered the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates of 10.9% and 9.2%, respectively. On January 11, 2001, the Company entered into an agreement with the counter party to terminate the interest rate swap on the Senior Notes. The termination agreement required the Company to pay the counter party $575,000 on February 28, 2001, which was recorded as interest expense.

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

A 1% increase in the applicable index rate would result in an interest expense increase of $0.5 million per year. A 1% decrease in the applicable index rate would result in an interest expense decrease of $0.5 million per year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

         Independent Accountants' Report

         Consolidated Balance Sheets as of June 29, 2002 and June 30, 2001, as restated

         Consolidated Statements of Operations and Comprehensive Loss for the 52 weeks ended June 29, 2002, June 30, 2001, as restated, and July 1, 2000, as restated

         Consolidated Statements of Stockholders' Deficit for the 52 weeks ended June 29, 2002, June 30, 2001, as restated, and July 1, 2000, as restated

         Consolidated Statements of Cash Flows for the 52 weeks ended June 29, 2002, June 30, 2001, as restated, and July 1, 2000, as restated

         Notes to Consolidated Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
LPA Holding Corp.

We have audited the accompanying consolidated balance sheets of LPA Holding Corp. and subsidiaries (the "Company") as of June 29, 2002 and June 30, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the years ended June 29, 2002, June 30, 2001 and July 1, 2000. Our audits also included the financial statement schedules listed in the Index at Item 15.(a).2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LPA Holding Corp. and subsidiaries as of June 29, 2002 and June 30, 2001, and the results of their operations and their cash flows for the years ended June 29, 2002, June 30, 2001 and July 1, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2, the accompanying 2001 and 2000 financial statements, as well as the related financial statement schedules, have been restated.

Deloitte & Touche LLP

Chicago, Illinois
February 10, 2003

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                JUNE 29,          JUNE 30,
                                                                                  2002              2001
                                                                              -----------      -------------
ASSETS                                                                                          AS RESTATED,
                                                                                                 SEE NOTE 2
                                                                              -----------      -------------
Current assets:
    Cash and cash equivalents                                                  $  16,092         $    5,414
    Restricted cash investments                                                    3,516                362
    Accounts and notes receivable, (net of allowance for
       doubtful accounts of $914 and $671)                                        11,225             11,820
    Supplies inventory                                                             2,955              6,346
    Other prepaid expenses                                                         1,517              2,955
    Refundable taxes                                                                 528                581
                                                                               ---------         ----------
         Total current assets                                                     35,833             27,478

Property and equipment, at cost:
    Land                                                                           5,168              5,778
    Buildings and leasehold improvements                                          74,137             80,261
    Furniture and equipment                                                       16,151             12,653
    Construction in progress                                                       2,794              2,247
                                                                               ---------         ----------
                                                                                  98,250            100,939
    Less accumulated depreciation                                                 52,189             44,268
                                                                               ---------         ----------
         Property and equipment, net                                              46,061             56,671

Other assets (Note 4)                                                              9,674             64,516
                                                                               ---------         ----------
Total assets                                                                   $  91,568         $  148,665
                                                                               =========         ==========

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                JUNE 29,          JUNE 30,
                                                                                  2002             2001
                                                                               ----------      -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT                                                           AS RESTATED,
                                                                                                 SEE NOTE 2
                                                                               ----------      -------------
Current liabilities:
    Overdrafts due banks                                                       $   4,491         $    5,925
    Accounts payable                                                               8,069              7,448
    Current maturities of long-term debt and capital lease                         2,150              1,643
    obligations  (Note 5)
    Accrued salaries, wages and other payroll costs                               17,450             17,215
    Accrued insurance liabilities                                                  2,471              2,631
    Accrued property and sales taxes                                               4,053              3,807
    Accrued interest payable                                                       2,119              2,227
    Reserve for closed academies                                                   1,833              3,834
    Other current liabilities                                                      8,754              6,582
                                                                               ---------         ----------
         Total current liabilities                                                51,390             51,312

Long-term debt and capital lease obligations (Note 5)                            196,963            193,211
Other long-term liabilities (Note 6)                                              11,220             10,290

Series A 12% redeemable preferred stock ($.01 par value per share);
    45,000 shares authorized, issued and outstanding as of June 29,               63,397             54,941
    2002 and June 30, 2001; aggregate liquidation preference of $68.5 million and $61.2 million, respectively (Note 9)
 Series B 5% convertible redeemable participating preferred stock
    ($.01 par value per share); 6,900,000 shares authorized, 6,899,724            15,227
    issued and outstanding as of June 29, 2002; aggregate liquidation preference of $15.2 million, and no shares authorized, issued and outstanding as of June 30, 2001 (Note 9)
Stockholders' deficit:
    Class A common stock ($.01 par value per share); 14,980,000 shares                 6                  6
    authorized and 564,985 shares issued and outstanding (Note
    9)
    Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding (Note 9)
    Common stock warrants (Note 9)                                                 8,596              8,596
    Accumulated other comprehensive income                                           246                331
    Accumulated deficit                                                         (255,477)          (170,022)
                                                                               ---------         ----------
         Total stockholders' deficit                                            (246,629)          (161,089)
                                                                               ---------         ----------
Total liabilities and stockholder's deficit                                    $  91,568         $  148,665
                                                                               =========         ==========

                                                                     (concluded)

See notes to consolidated financial statements

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(IN THOUSANDS OF DOLLARS)

                                                           52 WEEKS           52 WEEKS         52 WEEKS
                                                             ENDED              ENDED            ENDED
                                                            JUNE 29,          JUNE 30,          JULY 1,
                                                             2002               2001             2000
                                                         ------------       ------------     -------------
                                                                            AS RESTATED,      AS RESTATED,
                                                                             SEE NOTE 2        SEE NOTE 2
                                                                            ------------     -------------
Operating revenue                                        $    391,205       $    384,924        $  371,265

Operating expenses:
    Salaries, wages and benefits                              215,572            216,297           206,151
    Facility lease expense                                     45,554             44,815            46,649
    Depreciation and amortization                              14,664             14,966            16,179
    Restructuring charges (Note 14)                             3,208              2,455             7,705
    Asset impairments (Note 15)                                57,436
    Provision for doubtful accounts                             2,951              4,665             2,931
    Other                                                     110,130             93,308            87,472
                                                         ------------       ------------        ----------

Total operating expenses                                      449,515            376,506           367,087
                                                         ------------       ------------        ----------

Operating income (loss)                                       (58,310)             8,418             4,178

Interest expense                                               21,902             20,487            20,880
Interest income                                                  (204)               (85)             (163)
                                                         ------------       ------------        ----------
        Net interest costs                                     21,698             20,402            20,717
                                                         ------------       ------------        ----------
Loss before income taxes                                      (80,008)           (11,984)          (16,539)
Provision (benefit) for income taxes                           (3,236)            16,204            (5,453)
                                                         ------------       ------------        ----------
Net loss                                                      (76,772)           (28,188)          (11,086)
                                                         ------------       ------------        ----------

Other comprehensive income (loss):
    Derivative adjustments, net                                                      492
    Amounts reclassified into operations                          (85)              (161)
                                                         ------------       ------------        ----------
        Total other comprehensive income (loss)                   (85)               331
                                                         ------------       ------------        ----------
Comprehensive loss                                       $    (76,857)      $    (27,857)       $  (11,086)
                                                         ============       ============        ==========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(IN THOUSANDS OF DOLLARS)

                                 COMMON STOCK
                                 --------------                                    ACCUMULATED          TOTAL
                                  NUMBER                            ACCUMULATED    OTHER COMPRE-     STOCKHOLDERS'
                                OF SHARES   AMOUNT     WARRANTS      DEFICIT       HENSIVE INCOME       DEFICIT
                               -------------------     ---------   ------------   ---------------   --------------
Balance, July 3, 1999, as
previously presented             580,026   $     6     $  5,645     $ (115,834)                     $   (110,183)

Prior period adjustments                                                (1,412)                           (1,412)
(Note 2)

                               ---------   -------     --------     ----------       ----------     ------------
Balance, July 3, 1999, as
restated                         580,026         6        5,645       (117,246)                         (111,595)
                               =========   =======     ========     ==========       ==========     ============

Exercise of stock options          4,959                                    89                                89
Issuance of warrants                                      2,951                                            2,951
Preferred stock dividend and
accretion                                                               (5,963)                           (5,963)
Net loss, as restated                                                  (11,086)                          (11,086)
                               ---------   -------     --------     ----------       ----------     ------------
Balance, July 1, 2000, as
restated                         584,985         6        8,596       (134,206)                         (125,604)
                               =========   =======     ========     ==========       ==========     ============

Derivative adjustments, net                                                                 492              492
Amounts reclassified into
operations                                                                                 (161)            (161)
Preferred stock dividend and
accretion                                                               (7,628)                           (7,628)
Net loss, as restated                                                  (28,188)                          (28,188)
                               ---------   -------     --------     ----------       ----------     ------------
Balance, June 30, 2001,
as restated                      584,985         6        8,596       (170,022)             331         (161,089)
                               =========   =======     ========     ==========       ==========     ============

Amounts reclassified into
operations                                                                                  (85)             (85)
Preferred stock dividend and
accretion                                                               (8,683)                           (8,683)
Net loss                                                               (76,772)                          (76,772)
                              ----------   -------     --------     ----------       ----------     ------------
Balance, June 29, 2002           584,985   $     6     $  8,596     $ (255,477)      $      246     $   (246,629)
                              ==========   =======     ========     ==========       ==========     ============

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)

                                                            52 WEEKS ENDED     52 WEEKS ENDED   52 WEEKS ENDED
                                                             JUNE 29, 2002     JUNE 30, 2001     JULY 1, 2000
                                                           ---------------    ---------------   ---------------
                                                                               AS RESTATED,      AS RESTATED,
                                                                                SEE NOTE 2        SEE NOTE 2
                                                           ---------------    ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $   (76,772)     $    (28,188)     $      (11,086)
   Adjustments to reconcile net loss to net cash from
   operating activities
    Asset impairments                                              57,436
    Restructuring charges                                           3,208             2,455               7,705
    Depreciation and amortization                                  14,664            14,966              16,179
    Loss on sales and disposals of property and equipment              29                93                 116
    Deferred income taxes                                                            16,520              (5,199)
    Other non cash items                                              867            (2,575)               (378)
   Changes in assets and liabilities:
    Restricted cash investments                                    (3,154)              475                 381
    Accounts and notes receivable                                     595            (2,370)              1,178
    Supplies inventory                                              3,391               781               1,368
    Other prepaid expenses                                          1,438             2,641                 813
    Refundable income taxes                                            53              (471)                 82
    Bank overdrafts                                                (1,434)            1,169              (2,693)
    Accounts payable                                                  621              (825)                190
    Accrued salaries, wages and other payroll costs                   235             1,561               2,115
    Accrued property and sales taxes                                  246               176                (161)
    Accrued interest payable                                         (108)             (341)                180
    Other current liabilities                                       2,171               613              (7,602)
    Accrued insurance liabilities                                   2,177               986                (821)
    Reserve for closed academies                                   (3,238)           (3,645)             (1,186)
    Other changes in assets and liabilities, net                      543               598                (410)
                                                              -----------      ------------      --------------
          Net cash provided by operating activities                 2,967             4,619                 771
                                                              -----------      ------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Bright Start, net of cash acquired                                                    (10,361)
   Capital expenditures                                            (9,629)          (14,502)            (20,899)
   Proceeds from sale of assets                                       838               189              23,432
                                                              -----------      ------------      --------------
          Net cash used for investing activities                   (8,791)          (14,313)             (7,828)
                                                              -----------      ------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of debt and capital lease obligations                 (1,917)           (1,900)             (8,242)
   Net borrowings under the Revolving Credit Agreement              4,164            13,000
   Exercise of stock options                                                                                 89
   Deferred financing costs                                          (745)                                 (346)
   Proceeds from issuance of redeemable preferred stock
    and warrants, net of expenses                                  15,000                                14,992
                                                              -----------      ------------      --------------
          Net cash provided by financing activities                16,502            11,100               6,493
                                                              -----------      ------------      --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               10,678             1,406                (564)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    5,414             4,008               4,572
                                                              -----------      ------------      --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    16,092      $      5,414      $        4,008
                                                              ===========      ============      ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest (net of amounts capitalized)                         $19,917      $     20,866      $       19,694
    Income taxes                                                      184               160                  87
   Cash received during the period for:
    Interest                                                          204                92                 156
    Income tax refunds                                              3,303                43                  89
   Non-cash investing and financing activities:
    Capital lease obligations of $801, $1,793 and
     $34 were incurred during the 52 weeks ended
     June 29, 2002, the 52 weeks ended June 30,
     2001 and 52 weeks ended July 1, 2000,
     respectively.

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         The consolidated financial statements presented herein include LPA Holding Corp. (Parent), and its wholly owned subsidiary, La Petite Academy, Inc. (La Petite), and La Petite's wholly owned subsidiaries:
         Bright Start Inc. (Bright Start), and LPA Services, Inc. (Services). Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the Company.

         On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company, and Parent entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). LPA is the direct parent company of Parent and an indirect parent La Petite. LPA is owned by an affiliate of J.P. Morgan Partners LLC (JPMP) and by an entity controlled by Robert E. King, a director of La Petite and Parent.

         The Company offers educational, developmental and child care programs that are available on a full-time or part-time basis, for children between six weeks and twelve years old. The Company's Academies are located in 37 states and the District of Columbia, primarily in the southern, Atlantic coastal, mid-western and western regions of the United States.

2.       RESTATEMENT

         Subsequent to the issuance of the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001, the Company determined that certain asset, liability, revenue and expense items were incorrectly reported or recognized in previously issued quarterly and annual financial statements. The correction of these errors resulted in total charges to current and prior year earnings of approximately $32.5 million, on an after-tax basis. Approximately $6.1 million of these charges were recorded in the Company's results of operations for the 52 weeks June 29, 2002 and approximately $24.5 million and $0.5 million of these charges were recorded in the Company's results of operations for the 52 weeks ended June 30, 2001 and July 1, 2000, respectively. Additional charges aggregating approximately $1.4 million are attributed to the results of operations for periods ending prior to the 52 weeks ended July 1, 2000.

         The Company has restated its balance sheet as of June 30, 2001 and its statements of operations and comprehensive loss and of cash flows for each of the 52 weeks ended June 30, 2001 and July 1, 2000. The cumulative effect for periods prior to the 52 weeks ended July 1, 2000 has been reflected as a charge to accumulated deficit at July 3, 1999 in the consolidated statements of stockholders' deficit. Unaudited selected quarterly financial data for each of the 52 weeks ended June 29, 2002 and June 30, 2001, as shown in Note 16, have also been restated from amounts shown in prior quarterly reports. The effects of the restatements are as follows:

                                                      June 30, 2001
                                                ---------------------------
  In thousands of dollars                       As previously      As
                                                  reported       restated
                                                ---------------------------
ASSETS
Current assets:
    Cash and cash equivalents                   $   5,078       $   5,414
    Restricted cash investments                        91             362
    Accounts and notes receivable                   9,920          11,820
    Supplies inventory                              6,346           6,346
    Other prepaid expenses                          3,475           2,955
    Refundable taxes                                   55             581
                                                ---------       ---------
         Total current assets                      24,965          27,478

    Property and equipment, at cost:
    Land                                            5,778           5,778
    Buildings and leasehold improvements           85,753          80,261
    Equipment                                      11,491          12,653
    Construction in progress                        2,280           2,247
                                                ---------       ---------
                                                  105,302         100,939
    Less accumulated depreciation                  46,278          44,268
                                                ---------       ---------
    Property and equipment, net                    59,024          56,671

    Other assets                                   65,108          64,516
    Deferred income tax asset                      16,633               0
                                                ---------       ---------
Total assets                                    $ 165,730       $ 148,665
                                                =========       =========

                                                                     (continued)

                                                    June 30, 2001
                                              ---------------------------
                                              As previously       As
                                                reported        restated
                                              ---------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Overdrafts due banks                            5,925           5,925
    Accounts payable                                5,707           7,448
    Current maturities of long-term debt            1,255           1,643
    and capital lease obligations
    Accrued salaries, wages and other              15,495          17,215
    payroll costs

    Accrued insurance liabilities                   2,359           2,631
    Accrued property and sales taxes                3,368           3,807
    Accrued interest payable                        2,487           2,227
    Reserve for closed academies                    3,100           3,834
    Other current liabilities                       4,692           6,582
    Deferred income tax liability                   1,629
                                                ---------      ----------
         Total current liabilities                 46,017          51,312

    Long-term debt and capital lease              192,394         193,211
    obligations
    Other long-term liabilities                     7,060          10,290

    Series A 12% redeemable preferred              54,941          54,941
    stock

    Stockholders' deficit:
    Class A common stock                                6               6
    Class B common stock
    Common stock warrants                           8,596           8,596
    Accumulated other comprehensive income            331             331
    Accumulated deficit                          (143,615)       (170,022)
                                                ---------      ----------
         Total stockholders' deficit             (134,682)       (161,089)
                                                ---------      ----------
Total liabilities and stockholders' deficit     $ 165,730      $  148,665
                                                ---------      ----------

                                                                     (concluded)

                                              52 weeks ended                 52 weeks ended
                                               June 30, 2001                  July 1, 2000
                                        ------------------------------------------------------------
In thousands of dollars                 As previously        As         As previously        As
                                          reported        restated         reported       restated
                                        -------------    ---------      ----------------------------
Operating revenue                       $     384,837    $ 384,924      $     371,037     $  371,265

Operating expenses:
Salaries, wages and benefits                  216,018      216,297            205,665        206,151
Facility lease expense                         44,751       44,815             46,573         46,649
Depreciation and amortization                  15,252       14,966             16,335         16,179
Restructuring charges                                        2,455              7,500          7,705
Provision for doubtful accounts                 4,531        4,665              2,931          2,931
Other                                          87,393       93,308             86,948         87,472
                                        -------------    ---------      -------------     ----------
Total operating expenses                      367,945      376,506            365,952        367,087

Operating income                               16,892        8,418              5,085          4,178

Interest expense                               21,322       20,487             20,880         20,880
Interest income                                   (85)         (85)              (163)          (163)
                                        -------------    ---------      -------------     ----------

Net interest costs                             21,237       20,402             20,717         20,717

Loss before income taxes                       (4,345)     (11,984)           (15,632)       (16,539)
(Benefit) provision for income taxes             (644)      16,204             (5,085)        (5,453)
                                        -------------    ---------      -------------     ----------
Net loss                                      (3,701)      (28,188)           (10,547)       (11,086)
                                        -------------    ---------      -------------     ----------
    Other comprehensive income                    331          331
                                        -------------    ---------      -------------     ----------
Comprehensive loss                      $      (3,370)   $ (27,857)     $     (10,547)    $  (11,086)
                                        =============    =========      =============     ==========

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The Company was not in compliance with certain of the financial covenants contained in the Credit Agreement for each of the fiscal quarters ended (i) during 1999, 2000, 2001 and 2002 and
         (ii) the first quarter of fiscal 2003. The Company obtained limited waivers of non-compliance with such financial and informational covenants from the requisite lenders under the Credit Agreement. The Company received limited waivers of noncompliance with the foregoing financial and informational covenants through February 7, 2003. The amendment to the Credit Agreement dated as of February 10, 2003, permanently waived such defaults and an expected default for the second quarter of fiscal year 2003. For additional information on the amendment to the Credit Agreement dated as of February 10, 2003, see
         Note 17 -Subsequent Events.

         Management is instituting a series of plans and actions designed to improve the Company's operating results and cash flow and to strengthen the Company's financial position. These plans include cost reductions resulting from continued academy closures and personnel reductions, as well as targeted reductions in certain overhead costs and optimization of the Company's real estate portfolio. Management believes that implementation of their plans to improve operations and cash flows, coupled with the amendment of the financial covenants contained in the credit agreement and the additional contingent equity commitments up to $14.5 million provided by LPA and the other stockholders of Parent, if any, will allow the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard.

         Furthermore, there can be no assurance that the Company's lenders will waive any future violations of the Credit Agreement that may occur or agree to future amendments of the Credit Agreement. There also can be no assurance that the Company can obtain additional funding from Parent beyond that as noted above or any other external source.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Parent and its wholly-owned subsidiary, La Petite, and La Petite's wholly-owned subsidiaries, Bright Start and Services, after elimination of all significant intercompany accounts and transactions.

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

         SUPPLIES INVENTORY- The Company's inventory consists primarily of various supplies, such as books, small equipment and office supplies, which are used in the operation of the Academies. The Company estimates the value of supplies on hand based on recent purchases and the related usage periods of those supplies. During fiscal 2002, the Company changed its methodology for estimating the usage of supplies. The change in estimate resulted in a $2.7 million reduction in the supplies inventory in the fourth quarter of fiscal 2002.

         PROPERTY AND EQUIPMENT - Buildings, furniture and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are depreciated over the lesser of the estimated useful lives of the assets or the remaining life of the lease using the straight-line method. For financial reporting purposes, buildings are generally depreciated over 29 to 40 years, furniture and equipment over three to 10 years and leasehold improvements over five to 15 years.

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

         GOODWILL - The excess of the purchase price over the fair value of assets and liabilities acquired related to the acquisitions of La Petite and Bright Start were being amortized over periods of 30 years and 20 years, respectively, on the straight-line method. As discussed in Note 15, the Company wrote-off the unamortized goodwill balance in the fourth quarter of fiscal 2002.

         OTHER ASSETS - Other assets include real estate property held for sale, the loss on real estate sale-leaseback transactions, deposits for rent and utilities, deferred financing costs, and the fair value of identifiable intangible assets, primarily curriculum, acquired in connection with the acquisition of La Petite. The loss on sale-leaseback transactions is being amortized over the lease term, and the intangible assets are being amortized over periods ranging from 2 to 10 years on the straight-line method.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques (See Note 15).

         INCOME TAXES - The Company uses the asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         DISCLOSURES REGARDING FINANCIAL INSTRUMENTS - At June 29, 2002 the carrying values of the Company's financial instruments, with the exception of the Company's Senior Notes, preferred stock, and convertible redeemable participating preferred stock approximate fair value. The estimated fair value of the Senior Notes was $76.8 million and $98.6 million at June 29, 2002 and June 30, 2001, respectively. Estimates of fair value for the Senior Notes are obtained from independent broker quotes. There is not an active market for the Company's preferred stock. Management estimates that the Series A and Series B preferred stock had a fair value of $0 at June 29, 2002 and June 30, 2001.

         RECOGNITION OF REVENUES AND PRE-OPENING EXPENSES - The Company operates preschool education and childcare Academies. Tuition revenue, net of discounts, and other revenues are recognized as services are performed. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate time period. At June 29, 2002 and June 30, 2001, deferred registration fees were $1.3 million and $0.4 million, respectively. Expenses associated with opening new Academies are charged to expense as incurred.

         ADVERTISING COSTS - The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. At June 29, 2002 and June 30, 2001, no advertising was reported as an asset. Advertising expense was $7.3 million, $6.1 million and $5.5 million for the 52 weeks ended June 29, 2002, June 30, 2001 and July 1, 2000, respectively.

         SELF-INSURANCE PROGRAMS - The Company is self-insured for certain levels of general liability, workers' compensation, auto and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the value of projected settlements for known and anticipated claims incurred.

         STOCK-BASED COMPENSATION - The Company accounts for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25 that requires compensation cost to be recognized based on the excess, if any, between the market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company has disclosed the pro forma net income (loss) determined under the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS) No. 123 (See Note 13).

         SEGMENT REPORTING - The Company has determined that it currently operates entirely in one segment.

         DERIVATIVE FINANCIAL INSTRUMENTS - Effective July 2, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the effective portion of the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Changes in fair value of derivative instruments that do not meet hedge accounting criteria are recorded as a component of current operations. The deferred gains or losses are reflected on the balance sheet in other current and noncurrent liabilities or assets. Upon early termination of an a financial instrument, gains or losses are deferred and amortized as adjustments to the hedged asset or liability, as it affects the income statement, over the period covered by the terminated financial instrument.

         Derivative financial instruments were utilized by the Company in the management of its interest rate exposures. The Company did not use derivative financial instruments for trading or speculative purposes. The Company was exposed to credit risk on derivative instruments, limited to the net interest receivable and the fair market value of the derivative instrument had the counter-party failed. Credit risk was managed through an evaluation of the credit worthiness of counter-parties and continuing review and monitoring of counter-parties. The Company was also exposed to market risk from derivative instruments when adverse changes in interest rates occurred. Market risk was monitored and controlled through adherence to financial risk policies and periodic review of open positions. The adoption of SFAS No. 133 on July 2, 2000 resulted in a transition gain recorded in other comprehensive income of $0.8 million ($0.5 million net of taxes) resulting from the fair value adjustment of interest rate collars that were used to hedge cash flows associated with variable rate debt (see
         Note 5b). Additionally, the fair value adjustment to record an interest rate swap and related collar resulted in a $3.5 million ($2.1 million net of tax) charge to earnings which was offset by a corresponding gain of $3.5 million ($2.1 million net of tax) on fixed rate senior notes (see Note 5a).

         The aforementioned interest rate agreements did not qualify for hedge accounting on an ongoing basis. Accordingly, such contracts were marked to market subsequent to the adoption of SFAS No. 133. The adjustment recorded upon transition to the carrying value of the fixed rate debt is being amortized to interest expense through May 15, 2003. The variable rate debt transition gain recorded as the only component of accumulated other comprehensive income is reclassified into interest expense over the remaining life of the related contract, which matures on May 2005.

         During the year ended June 29, 2002, approximately $85,000, net of taxes, was reclassified from accumulated other comprehensive income into interest expense. As of June 29, 2002, the Company has no interest rate collar agreements. The Company estimates that approximately $85,000, net of taxes, will be reclassified out of accumulated other comprehensive income into interest expense during fiscal year 2003.

         Prior to the adoption of SFAS No. 133, the Company utilized swap and collar agreements to manage interest rate risks. The Company had established a control environment that includes policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes. Any differential paid or received based on the swap/collar agreements was recognized as an adjustment to interest expense. Amounts receivable or payable under derivative financial instrument contracts, when recognized, were reported on the Consolidated Balance Sheet as both current and long term receivables or liabilities. Gains and losses on terminations of hedge contracts were recognized as other operating expense when terminated in conjunction with the termination of the hedged instrument, or to the extent that such instrument remains outstanding, deferred as other assets or other liabilities and amortized to interest expense over the remaining life of the position.

         The Company had no derivative financial instruments as of June 29, 2002

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets having finite lives acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill and indefinite lived intangible assets not be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As of June 29, 2002, the net book value of the Company's goodwill is $0. Therefore, the Company believes that the adoption of this standard did not have a material impact on the Company's financial condition or results of operations.

         Also, in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and
         (or) the normal operation of a long-lived assets, except for certain obligations of lessees. The Company has determined that the adoption of this standard will not have a material impact on the Company's financial condition or results of operations.

         In August 2001, the FASB issued SFAS No. 144 Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modified the financial accounting and reporting for long-lived assets to be disposed of by sale, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company believes that the implementation of this Statement, which is effective for the Company's 2003 fiscal year, will not have a material impact on the Company's financial condition. The Company believes that the impact, if any, on the Company's results of operations will be limited to the presentation of results between continuing operations and discontinued operations.

         In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

         RECLASSIFICATIONS - Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

4.       OTHER ASSETS
         (in thousands of dollars)

                                            JUNE 29,           JUNE 30,
                                              2002               2001
                                         --------------     --------------
Goodwill (a)                             $            -     $       73,416
Accumulated amortization (a)                          -            (17,747)
                                         --------------     --------------
                                                      -             55,669

Deferred financing costs                 $        9,514              8,769
Accumulated amortization                         (4,342)            (3,252)
                                         --------------     --------------
                                                  5,172              5,517
Other assets                                      4,502              3,330
                                         --------------     --------------
                                         $        9,674     $       64,516
                                         ==============     ==============

         (a) During the fourth quarter of 2002, the Company recognized impairment losses of $52.3 million related to the goodwill acquired (See Note 15).

5.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
         (in thousands of dollars)

                                                      JUNE 29,           JUNE 30,
                                                        2002               2001
                                                   --------------     --------------
Senior Notes, 10.0% due May 15,2008 (a)            $      143,954     $      142,745
Borrowings under credit agreement (b)                      53,414             50,250
Capital lease obligations                                   1,745              1,859
                                                   --------------     --------------
                                                          199,113            194,854
Less current maturities of long-term debt and
    capital lease obligations                              (2,150)            (1,643)
                                                   --------------     --------------
                                                   $      196,963     $      193,211
                                                   ==============     ==============

         a) The Senior Notes mature on May 15, 2008. Interest is payable semi-annually on May 15 and November 15 of each year. Commencing May 15, 2003, the Senior Notes are redeemable at various redemption prices at Parent and La Petite's option. The Senior Notes are joint and several obligations of Parent and its 100% owned subsidiary, La Petite, as co-issuers, and are fully and unconditionally guaranteed on a joint and several basis by all of La Petite's 100% owned subsidiaries, namely, Bright Start and Services. Parent has no independent assets or operations. There are no restrictions on the ability of Parent or La Petite to obtain funds from its subsidiaries by dividend or loan. The Senior Notes contain certain covenants that, among other things, limit Parent and La Petite's ability to incur additional debt, transfer or sell assets, and pay cash dividends.

                  To reduce interest expense on the $145 million Senior Notes, the Company entered into an interest rate swap transaction of the same notional amount and an interest rate collar during the third quarter of fiscal year 1999. The effect of this transaction was that the fixed rate debt was essentially exchanged for a variable rate arrangement based on LIBOR plus a fixed percentage. The interest rate collar covered the LIBOR portion of variable rate swap, effectively setting maximum and minimum interest rates of 10.9% and 9.2%, respectively. On January 11, 2001, the Company entered into an agreement with the counter party to terminate the interest rate swap on the Senior Notes. The termination agreement required the Company to pay the counter party $575,000 on February 28, 2001, which was recorded as interest expense.

         b) On May 11, 1998 the Company entered into an agreement (the Credit Agreement) providing for a term loan facility in the amount of $40.0 million and a revolving credit agreement for working capital and other general corporate purposes in the amount of $25 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Parent, La Petite and its subsidiaries. Loans under the Credit Agreement bear an interest rate per annum equal to (at the Company's option): (i) an adjusted London inter-bank offered rate (LIBOR) not to be less than an amount equal to 2.5% per annum, plus a percentage based on the Company's financial performance or (ii) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1%, or the Federal Funds rate plus 1/2 of 1% plus in each case a percentage based on the Company's financial performance. The Company is required to pay fees of 0.5% per annum of the unused portion of the Credit Agreement plus letter of credit fees, annual administration fees and agent arrangement fees. As of June 29, 2002, the Credit Agreement had a maturity date of May 2005 and payments due under the term loan were $1.0 million in fiscal year 2003, $7.8 million in fiscal year 2004, and $27.5 million in fiscal year 2005. The payment schedule was modified in the amendment to the Credit Agreement, described in Note 17- Subsequent Events, such that payments due under the term loan will be $1.0 million in fiscal years 2003 and 2004, $5.5 million in fiscal year 2005, and $28.8 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentage of excess cash flow (as defined). At June 29, 2002 there was $17.2 million outstanding on the revolver, outstanding letters of credit in an aggregate amount equal to $7.4 million, and $0.4 million was available for working capital purposes under the Credit Agreement.

                  To reduce the impact of interest rate changes on the term loan, the Company entered into interest rate collar agreements during the second quarter of fiscal year 1999. The collar agreements covered the LIBOR interest rate portion of the term loan, effectively setting maximum and minimum interest rates of 9.5% and 7.9%, respectively. On December 19, 2001, the interest rate collar agreement on the term loan was terminated effective as of January 28, 2002. Pursuant to the termination, the Company paid the counter party $0.8 million in satisfaction of an accrued mark-to-market obligation under the interest rate collar agreement.

                  At June 29, 2002, the Company was not in compliance with certain of the financial covenants contained in the Credit Agreement. See Note 17 for further information regarding the waiver of such default and other defaults under the Credit agreement and a description of subsequent amendments to the financial covenants, maturity dates and other terms of the Credit Agreement.

         Scheduled maturities and mandatory prepayments of long-term debt and capital lease obligations during the five years subsequent to June 29, 2002, adjusted for the impact of the amendment of the Credit Agreement, are as follows (in thousands of dollars):

                                 CAPITAL LEASES

FISCAL YEAR ENDING:                                     LONG-TERM
                             COMPUTERS     VEHICLES       DEBT         TOTAL
2003                         $     594     $    556     $   1,000    $   2,150
2004                               588            7         1,000        1,595
2005                                                        5,500        5,500
2006                                                       45,914       45,914
2007                                                            0
2008 and thereafter                                       143,954      143,954
                             ---------     --------     ---------    ---------
                             $   1,182     $    563     $ 197,368    $ 199,113
                             =========     ========     =========    =========

6.       OTHER LONG-TERM LIABILITIES
         (in thousands of dollars)

                                                JUNE 29,        JUNE 30,
                                                 2002             2001
                                              -----------      ---------
Unfavorable leases (a)                        $   1,111        $   2,542
Reserve for closed academies (b)                  2,765            2,731
Interest rate swap agreement                                          10
Long-term insurance liabilities (c)               7,344            5,007
                                              ---------        ---------
                                              $  11,220        $  10,290
                                              =========        =========

         (a) In connection with the acquisitions of La Petite and Bright Start, a liability for unfavorable operating leases was recorded and is being utilized over the remaining life of the leases.

         (b) The reserve for closed academies includes the long-term liability related primarily to leases for Academies that were closed and are no longer operated by the Company.

         (c) Long-term insurance liabilities reflect the Company's obligation for incurred but not reported workers' compensation, auto and general liability claims.

7.       INCOME TAXES
         The provision (benefit) for income taxes recorded in the Consolidated Statements of Operations and Comprehensive Loss consisted of the following (in thousands of dollars):

                                              52 WEEKS         52 WEEKS       52 WEEKS
                                                ENDED            ENDED          ENDED
                                              JUNE 29,         JUNE 30,        JULY 1,
                                                2002             2001           2000
                                            ------------      ----------     ----------
(Refundable) Payable Currently:
   Federal                                  $     (3,412)     $    (503)     $     (446)
   State                                             176            187             192
                                            ------------      ---------      ----------
    Total                                         (3,236)          (316)           (254)
                                            ------------      ---------      ----------
Deferred:
   Federal                                                       13,834          (4,357)
   State                                                          2,686            (842)
                                            ------------      ---------      ----------
    Total                                                        16,520          (5,199)
                                            ------------      ---------      ----------
                                            $     (3,236)     $  16,204      $   (5,453)
                                            ============      =========      ==========

         A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands of dollars):

                                                    52 WEEKS      52 WEEKS       52 WEEKS
                                                      ENDED         ENDED          ENDED
                                                     JUNE 29,      JUNE 30,       JULY 1,
                                                      2002          2001           2000
                                                   ----------    ----------     ---------
Expected tax benefit at federal statutory
    rate of 35%                                    $  (28,003)  $    (4,195)    $  (5,789)
State income tax benefit, net of federal
    income tax effect                                  (4,480)         (671)         (926)
Goodwill amortization and impairment                   22,593         1,315         1,126
Tax credits                                              (526)       (1,222)
Valuation allowance adjustment                          6,255        20,870
Other                                                     925           107           136
                                                   ----------   -----------     ---------
Total                                              $  (3,236)   $    16,204     $  (5,453)
                                                   ==========   ===========     =========

         Deferred income taxes result from differences between the financial reporting and income tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects at June 29, 2002 and June 30, 2001 are estimated as follows (in thousands of dollars):

                                                                JUNE 29,      JUNE 30,
                                                                  2002          2001
                                                               ----------    -----------
Current deferred taxes:
   Accruals not currently deductible                           $    5,493    $     3,726
   Supplies                                                        (1,100)        (3,083)
   Prepaids and other                                                 122             45
                                                               ----------    -----------
    Gross current deferred tax assets                               4,515            688
Noncurrent deferred taxes:
   Unfavorable leases                                                 451          1,032
   Insurance reserves                                               2,982          2,033
   Reserve for closed academies                                     1,123          1,418
   Net operating loss and tax credit carry                          8,975         10,462
   forwards
   Property and equipment                                           7,784          5,522
   Intangible assets                                                  363            324
   Original issue discount                                            992
   Derivative financial instruments                                  (425)          (911)
   Other                                                              365            302
                                                               ----------    -----------
    Gross noncurrent deferred tax assets                           22,610         20,182
                                                               ----------    -----------
Total gross deferred tax assets                                    27,125         20,870
    Less valuation allowance                                      (27,125)       (20,870)
                                                               ----------    -----------
Net deferred tax assets                                        $        -    $         -
                                                               ==========    ===========

         The Company determined that based on cumulative historical pretax losses, it was more likely than not that the deferred tax assets as of June 29, 2002 and June 30, 2001 would not be realized. Therefore, the Company has recorded a valuation allowance to fully reserve those deferred tax assets at both fiscal 2001 and 2002 year-end. The provision for income taxes at June 29, 2002 and June 30, 2001 includes $6.2 million and $20.9 million, respectively to record these valuation allowances.

         The Company has federal net operating loss carry-forwards and tax credit carry-forwards of $17.8 million and $1.7 million, respectively. These carry-forwards expire in fiscal years 2004 through 2022.

8.       LEASES

         Academy facilities are leased for terms ranging from 15 to 20 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. Some leases provide for annual increases in the rental payment and many leases require the payment of additional rentals if operating revenue exceeds stated amounts. These additional rentals range from 2% to 10% of operating revenue in excess of the stated amounts and are recorded as rental expense. Vehicles are also rented under various lease agreements, most of which are cancelable within 30 days after a one-year lease obligation. Substantially all facility and vehicle leases are operating leases. Rental expenses for these leases were $50.9 million, $51.9 million, and $54.5 million, for the 52 weeks ended June 29, 2002, June 30, 2001, and July 1, 2000, respectively. Contingent rental expense of $2.0 million, $2.3 million and $1.9 million were included in rental expense for the 52 weeks ended June 29, 2002, June 30, 2001, and July 1, 2000, respectively.

         Aggregate minimum future rentals payable under facility leases as of June 29, 2002 were as follows (in thousands of dollars):

Fiscal year ending:
2003                                $   42,528
2004                                    35,471
2005                                    28,355
2006                                    23,970
2007                                    15,245
2008 and thereafter                     55,352
                                    ----------
                                    $  200,921
                                    ----------

9.       REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

         The authorized stock of Parent as of June 29, 2002 consists of:

         (i) 45,000 shares of Series A redeemable preferred stock, $.01 par value, (Series A preferred stock) all of which were issued and outstanding as of June 29, 2002 and June 30, 2001. The original carrying value of the preferred stock of $36.4 million is being accreted to its redemption value of $45.0 million on May 11, 2008. The Series A preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual Series A preferred stock dividend dates are added to the liquidation value. The liquidation value per share was $1,522.514 as of June 29, 2002 and $1,360.563 as of June 30, 2001. Accrued
                  dividends were $23.8 million and $16.2 million at June 29, 2002 and June 30, 2001, respectively. The Series A preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The Series A preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

         (ii) 6,900,000 shares of Series B convertible participating redeemable preferred stock, $.01 par value, (Series B preferred stock) of which 6,899,724 shares were issued and outstanding as of June 29, 2002 and no shares were issued and outstanding June 30, 2001. The Series B preferred stock votes on an "as-converted" basis with the Class A common stock and is redeemable at the holders' option, at any time on or after May 11, 2009. Dividends at the rate of 5.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual preferred stock dividend dates are added to the liquidation value. The liquidation value per share was $2.207 as of June 29, 2002. Accrued dividends were $0.2 million at June 29, 2002. The Series B preferred stock may be converted into shares of the Company Class A common stock at any time at the then applicable conversion price, as defined in the purchase agreement, and all shares will automatically convert into shares of the Company Class A common stock (i) upon an election to so convert by holders of a majority of the Series B preferred stock or (ii) immediately prior to the consummation of a qualified initial public offering of common stock. 6,900,000 shares of Class A common stock has been reserved for the conversion of the Series B preferred stock. The Series B preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

         (iii) 14,980,000 shares of Class A common stock, $.01 par value, (Class A common stock) of which 564,985 shares were issued and outstanding as of June 29, 2002 and June 30, 2001. At June 29, 2002, 230,000 shares of Class A common stock were reserved for issuance under the 1998 Stock Option Plan and the 1999 Non Employee Director Stock Option Plan. The Class A common stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

         (iv) 20,000 shares of Class B common stock, $.01 par value, (Class B common stock) of which 20,000 shares were issued and outstanding as of June 29, 2002 and June 30, 2001. The Class B common stock votes together with the Class A common stock as a single class, with the holder of each share of common stock entitled to cast one vote. The holders of the Class B common stock have the exclusive right, voting separately as a class, to elect one member to the Board of Directors of Parent. Each share of the Class B common stock is convertible at the option of the holder, at any time, into one share of Class A common stock.

         (v) Warrants to purchase 64,231 shares of Class A common stock at a purchase price of $.01 per share any time on or before May 11, 2008. The warrants were issued in connection with the sale of Series A preferred stock; the Company recognized discounts on the Series A preferred stock by allocating $8,596,000 to the warrants representing the fair value of the warrants when issued.

         (vi) Warrants to purchase 562,500 shares of Class A common stock at a purchase price of $.01 per share any time on or before May 11, 2009. The warrants were issued in connection with the sale of Series B preferred Stock; the Company did not recognize discounts on the Series B preferred stock, as the warrants had no fair value when issued.

10.      BENEFIT PLAN

         Through May 31, 1999, the Company sponsored a defined contribution plan (the "Plan") for substantially all employees. Until January 1, 1998 eligible participants could make contributions to the Plan from 1% to 20% of their compensation (as defined). The Company also made contributions at the discretion of the Board of Directors. Contribution and plan administration expense attributable to this Plan was $15,679, and $0.3 million for the 52 weeks ended June 30, 2001, and July 1, 2000, respectively. Company terminated the Plan effective May 31, 1999.

         The Company sponsors a new defined contribution plan that was established on January 1, 2001 (the "2001 Plan") for substantially all employees. Eligible participants may make contributions to the 2001 Plan from 0% to 15% of their compensation (as defined). The Company may make contributions at the discretion of the Board of Directors. The Company made no contributions for fiscal years 2002 and 2001.

11.      ACQUISITION

         On July 21, 1999, the Company acquired all the outstanding shares of Bright Start for $10.4 million in cash and assumed approximately $2.0 million in debt. At the time of the acquisition, Bright Start operated 43 preschools in the states of Minnesota, Wisconsin, Nevada, and New Mexico with one new school under construction. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in an allocation to goodwill of $10.1 million, which was being amortized on a straight-line basis over 20 years (See Note 15 regarding impairment charges in fiscal 2002). The Company's financial statements reflect the results of operations of Bright Start during the period subsequent to July 21, 1999.

12.      COMMITMENTS AND CONTINGENCIES

         The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company also has employment contracts with certain executive officers.

13.      STOCK-BASED COMPENSATION

         On August 27, 1995, the Board of Directors of Parent adopted the "Non-Qualified Stock Option Agreement" (1995 Plan). Under the terms of the 1995 Plan, the Board of Directors in their sole discretion granted non-qualified options, for common stock of Parent to key executives of the Company. Options were granted pursuant to an agreement at the time of grant, and typically become exercisable in equal cumulative installments over a five-year period beginning one year after the date of grant. All such options granted expire on the tenth anniversary of the grant date. No market existed for the common stock of Parent, but options were granted at prices that, in the opinion of the Board of Directors, were equal to or greater than the fair value of the stock at the time of grant.

         Effective May 11, 1998, the Board of Directors of Parent adopted the "1998 Stock Option Plan" (1998 Plan). The 1998 Plan provides for the granting of Tranche A and Tranche B options to purchase up to 60,074 shares of the Parent's common stock. During the 2001 year, the Board of Directors of parent amended the 1998 Plan, increasing to 230,000 the number of shares of the Parent's common stock that may be purchased. During the 2002 year, the Board of Directors of Parent amended the 1998 Plan, increasing to 725,000 the number of shares of the Parent's common stock that may be purchased. Tranche A options expire ten years from the date of grant and become exercisable ratably over 48 months. Tranche B options expire ten years from the date of grant and are exercisable only in the event of a change in control or a registered public offering of common stock which provides certain minimum returns (as defined).

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

         Stock option transactions during the past three years have been as follows:

                                                     1998 PLAN             1998 PLAN
                             1995 PLAN               TRANCHE A             TRANCHE B               1999 PLAN
                        --------------------    --------------------   -------------------    -------------------
                                   WEIGHTED                WEIGHTED               WEIGHTED               WEIGHTED
                        OPTIONS   AVG. PRICE    OPTIONS   AVG. PRICE   OPTIONS   AVG. PRICE   OPTIONS   AVG. PRICE
                        -------   ----------    -------   ----------   -------   ----------   -------   ----------
Options outstanding
 at July 3,1999          20,717    $  19.19      43,350    $  66.92     14,405    $ 133.83
                         ------    --------     -------    --------     ------    --------    -----      --------
     Granted                                                                                  4,400      $  66.92
     Exercised            4,959    $  18.00
     Canceled            11,795    $  19.01      33,450    $  66.92      9,605    $ 133.83
                         ------    --------     -------    --------     ------    --------    -----      --------

Options outstanding
 at July 1,2000           3,963    $  21.22       9,900    $  66.92      4,800    $ 133.83    4,400      $  66.92
                         ------    --------     -------    --------     ------    --------    -----      --------
     Granted                                    182,285    $  66.92
     Exercised
     Canceled               750    $  18.00       2,575    $  66.92      4,200    $ 133.83      500      $  66.92
                         ------    --------     -------    --------     ------    --------    -----      --------

Options outstanding
 at June 30,2001          3,213    $  21.97     189,610    $  66.92        600    $ 133.83    3,900      $  66.92
                         ------    --------     -------    --------     ------    --------    -----      --------
     Granted
     Exercised
     Canceled                                    70,000    $  66.92
                         ------    --------     -------    --------     ------    --------    -----      --------

Options outstanding
 at June 29,2002          3,213    $  21.97     119,610    $  66.92        600    $ 133.83    3,900      $  66.92
                         ======    ========     =======    ========     ======    ========    =====      ========

Options exercisable
at June 29, 2002          3,213                  67,221                                       2,762
                         ======                 =======                 ======                =====

Options available for
grant at June 29, 2002                           95,374                 14,416                6,100
                         ======                 =======                 ======                =====

                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                         ----------------------------------    ---------------------
                                      WEIGHTED
                                      AVERAGE      WEIGHTED                 WEIGHTED
                                      REMAINING    AVERAGE                  AVERAGE
RANGE OF                 NUMBER       CONTRACTUAL  EXERCISE    NUMBER       EXERCISE
EXERCISE PRICE           OUTSTANDING  LIFE         PRICE       EXERCISABLE  PRICE
-----------------------------------------------------------------------------------
1995 Plan:
    $ 18.00                 2,463      3.2 years    $ 18.00       2,463      $ 18.00
    $ 35.00                   750      4.5 years    $ 35.00         750      $ 35.00
------------------------------------------------------------------------------------
    $ 18.00 to $ 35.00      3,213      3.5 years    $ 21.97       3,213      $ 21.97
====================================================================================

1998 Tranche A:
    $ 66.92               119,610      7.7 years    $ 66.92      67,221      $ 66.92
====================================================================================

1998 Tranche B
    $133.83                   600      5.9 years    $133.83
====================================================================================

1999 Plan
    $ 66.92                 3,900      7.1 years    $ 66.92       2,762      $ 66.92
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

         The weighted average fair value at date of grant for options granted during fiscal years 2001 and 2000 was $0.00, and $5.08, respectively, which for the purposes of this disclosure, is assumed to amortize over the respective vesting periods of the grants. There were no options granted in 2002. Had compensation cost for these options been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," it would not have had a material effect on the Company's results of operations. The Company is privately owned and there is no market for its stock. The estimated compensation element is based on the time value of money at the U.S. Treasury rates assuming that the value of the stock will be at least equal to the grant price when fully exercisable. The estimated compensation expense above is assumed to be amortized over the vesting period.

14.      RESTRUCTURING CHARGES

         The Company closed and or committed to close 7 Academies in 2002, 15 Academies in 2001 and 49 Academies in 2000, in areas where the demographic conditions no longer supported an economically viable operation. The Company also closed one divisional office in 2002 as part of the relocation to a new corporate headquarters office and closed two regional offices in 2001. Accordingly, the Company recorded restructuring charges of $3.2 million, $2.5 million and $7.7 million in fiscal years 2002, 2001 and 2000, respectively, to provide for costs associated with the Academy closures, the office closures and associated restructuring. The charges consisted principally of the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income, the write-off of goodwill associated with closed Academies, and the write-down of fixed assets to fair market value. Included in the restructuring charges, were non-cash charges of $1.5 million, $0.8 million and $1.7 million in fiscal years 2002, 2001 and 2000 respectively. As of June 29, 2002, the remaining reserves for closed schools primarily reflect the present value of future rent payments for closed facilities. The leases on the closed facilities expire between fiscal year 2003 and 2014. A summary of the restructuring reserve activity is as follows, with dollars in thousands:

Balance at July 3, 1999                              $    4,048
Reserves recorded in fiscal year 2000                     7,705
Amount utilized in fiscal year 2000                      (3,220)
                                                     ----------
Balance at July 1, 2000                                   8,533

Reserves recorded in fiscal year 2001                     2,455
Amount utilized in fiscal year 2001                      (4,423)
                                                     ----------
Balance at June 30, 2001                                  6,565

Reserves recorded in fiscal year 2002                     3,208
Amount utilized in fiscal year 2002                      (5,175)
                                                     ----------
Balance at June 29, 2002                             $    4,598
                                                     ----------

15.      ASSET IMPAIRMENTS

         During the fourth quarter of fiscal 2002, the Company recognized impairment losses of $57.4 million. The Company identified conditions, including a projected current year consolidated operating loss as well as negative cash flows in certain of the Company's regional and divisional operations, as indications that the carrying amount of certain long-lived assets, primarily goodwill, may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of those long-lived assets using a cash flow projection based on the remaining useful life. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets. In addition, the Company evaluated the enterprise value of its remaining goodwill in accordance with Accounting Principles Board Opinion No. 17 and determined that the goodwill was fully impaired. As a result, the Company recognized impairment losses of $57.4 million related to the long-lived assets, of which $52.3 million related to goodwill and $5.1 million related to property and equipment.

16.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Following is a reconciliation of amounts reported herein with amounts previously reported in the Company's Quarterly Reports on Form 10-Q. As discussed in Note 2, as a result of a review by the Audit Committee of the Board of Directors, the Company determined that certain asset, liability, revenue and expense items were incorrectly reported or recognized in prior quarterly periods of previously issued financial statements.

       IN THOUSANDS OF DOLLARS          16 WEEKS       16 WEEKS       12 WEEKS       12 WEEKS
                                         ENDED           ENDED          ENDED         ENDED
                                        OCTOBER         OCTOBER        JANUARY       JANUARY
                                        20, 2001       20, 2001       12, 2002       12, 2002
                                     -------------   ------------  -------------    -----------
                                     AS PREVIOUSLY                 AS PREVIOUSLY
           FISCAL YEAR 2002             REPORTED     AS RESTATED      REPORTED      AS RESTATED
                                     -------------   ------------  -------------    -----------
Operating revenue                      $ 117,307      $ 114,398      $  85,719        $ 86,469
Operating expenses:
  Salaries, wages and benefits            65,039         65,100         47,173          47,390
  Facility lease expense                  13,985         13,882         10,597          10,472
  Depreciation and amortization            4,588          4,541          3,462           3,424
  Restructuring charges                                   1,160                            349
  Asset impairments
  Provision for doubtful accounts            882          1,052            663             725
  Other                                   30,785         32,020         20,793          22,879
                                       ---------      ---------      ---------        --------
Total operating expenses                 115,279        117,755         82,688          85,239
                                       ---------      ---------      ---------        --------

Operating income (loss)                    2,028         (3,357)         3,031           1,230

Interest expense                           7,001          7,144          4,992           5,562
Interest income                              (85)           (85)           (16)            (16)
                                       ---------      ---------      ---------        --------
      Net interest costs                   6,916          7,059          4,976           5,546
                                       ---------      ---------      ---------        --------
Loss before income taxes                  (4,888)       (10,416)        (1,945)         (4,316)
Benefit for income taxes                  (1,652)             0           (513)              0
                                       ---------      ---------      ---------        --------
Net loss                               $  (3,236)     $ (10,416)     $  (1,432)       $ (4,316)
                                       =========      =========      =========        ========

                                                                     (continued)

       IN THOUSANDS OF DOLLARS         12 WEEKS        12 WEEKS        12 WEEKS
                                         ENDED           ENDED          ENDED
                                         APRIL           APRIL          JUNE
                                        6, 2002         6, 2002        29, 2002
                                    -------------    -----------       --------
                                    AS PREVIOUSLY
          FISCAL YEAR 2002             REPORTED      AS RESTATED
                                    -------------    -----------
Operating revenue                      $ 93,598        $ 94,548        $ 95,790
Operating expenses:
  Salaries, wages and benefits           51,634          51,329          51,753
  Facility lease expense                 10,739          10,616          10,584
  Depreciation and amortization           3,430           3,391           3,308
  Restructuring charges                                     429           1,270
  Asset impairments                                                      57,436
  Provision for doubtful accounts           733             714             460
  Other                                  22,234          22,919          32,312
                                       --------        --------        --------
Total operating expenses                 88,770          89,398         157,123
                                       --------        --------        --------

Operating income (loss)                   4,828           5,150         (61,333)

Interest expense                          4,495           4,483           4,713
Interest income                             (40)            (40)            (63)
                                       --------        --------        --------
      Net interest costs                  4,455           4,443           4,650
                                       --------        --------        --------
Income (loss) before income taxes           373             707         (65,983)
Benefit for income taxes                    418          (3,236)              0
                                       --------        --------        --------
Net income (loss)                      $    (45)       $  3,943        $(65,983)
                                       ========        ========        ========

       IN THOUSANDS OF DOLLARS         16 WEEKS        16 WEEKS       12 WEEKS        12 WEEKS
                                         ENDED           ENDED          ENDED          ENDED
                                        OCTOBER         OCTOBER        JANUARY        JANUARY
                                       21, 2000        21, 2000       13, 2001        13, 2001
                                     -------------    -----------   -------------   -----------
                                     AS PREVIOUSLY                  AS PREVIOUSLY
          FISCAL YEAR 2001              REPORTED      AS RESTATED      REPORTED     AS RESTATED
                                     -------------    -----------   -------------   -----------
Operating revenue                      $ 114,274      $  110,931      $  84,861       $ 85,788
Operating expenses:
  Salaries, wages and benefits            65,011          65,407         48,028          47,853
  Facility lease expense                  13,689          13,717         10,213          10,233
  Depreciation and amortization            4,798           4,713          3,564           3,500
  Restructuring costs                                        246                            452
  Provision for doubtful accounts            888             888          1,117           1,118
  Other                                   28,119          29,035         20,061          20,278
                                       ---------      ----------      ---------       ---------

Total operating expenses                 112,505         114,006         82,983          83,434
                                       ---------      ----------      ---------       ---------

Operating income (loss)                    1,769          (3,075)         1,878           2,354

Interest expense                           7,441           7,441          3,044           2,468
Interest income                              (28)            (28)           (20)            (19)
                                       ---------      ----------      ---------       ---------
      Net interest costs                   7,413           7,413          3,024           2,449
                                       ---------      ----------      ---------       ---------

Loss before income taxes                  (5,644)        (10,488)        (1,146)            (95)
Provision (benefit) for income taxes      (2,083)         (3,897)          (210)            183
                                       ---------      ----------      ---------       ---------
Net loss                               $  (3,561)     $   (6,591)     $    (936)      $    (278)
                                       =========      ==========      =========       =========

                                                                     (continued)

       IN THOUSANDS OF DOLLARS          12 WEEKS       12 WEEKS       12 WEEKS       12 WEEKS
                                         ENDED           ENDED          ENDED          ENDED
                                         APRIL           APRIL          JUNE           JUNE
                                        7, 2001         7, 2001        30, 2001       30, 2001
                                     -------------    -----------   -------------   -----------
                                      AS PREVIOUSLY                 AS PREVIOUSLY
          FISCAL YEAR 2001              REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                     -------------    -----------   -------------   -----------
Operating revenue                       $  93,109      $  94,253        $ 92,593      $  93,952
Operating expenses:
  Salaries, wages and benefits             50,420         50,387          52,559         52,650
  Facility lease expense                   10,429         10,436          10,420         10,429
  Depreciation and amortization             3,436          3,369           3,454          3,384
  Restructuring charges                                                                   1,757
  Provision for doubtful accounts           1,333          1,333           1,193          1,326
  Other                                    19,854         20,455          19,359         23,540
                                        ---------       --------        -----------------------

Total operating expenses                   85,472         85,980          86,985         93,086
                                        ---------       --------        -----------------------

Operating income                            7,637          8,273           5,608            866

Interest expense                            5,675          5,675           5,163          4,903
Interest income                               (18)           (18)            (19)           (20)
                                        ---------       --------        -----------------------
      Net interest costs                    5,657          5,657           5,144          4,883
                                        ---------       --------        -----------------------

Income (loss) before income taxes           1,980          2,616             464         (4,017)
Provision for income taxes                  1,052          1,291             596         18,628
                                        ---------      ---------        -----------------------
Net income (loss)                       $     928      $   1,325        $   (132)     $ (22,645)
                                        =========      =========        =======================

17.      SUBSEQUENT EVENTS

         The Company was not in compliance with certain of the financial and informational covenants contained in the Credit Agreement for the third quarter ended April 6, 2002 and the fourth quarter ended June 29, 2002. Furthermore, following the restatement of the Company's financial information for the fiscal years 1999, 2000 and 2001, the Company was not in compliance with certain of the financial covenants for each of the quarters ending in fiscal years 1999, 2000 and 2001 and the first two quarters of fiscal year 2002. In addition, the Company was not in compliance with certain of the financial and informational covenants for the first quarter of fiscal year 2003. The Company received limited waivers of noncompliance with the foregoing financial and informational covenants through February 7, 2003. The amendment to the Credit Agreement dated as of February 10, 2003, permanently waived such defaults and an expected default for the second quarter of fiscal year 2003.

         On February 10, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 5 to the Credit Agreement. The amendment waived existing defaults of Parent and La Petite in connection with (a) the failure to satisfy certain financial covenants for the quarterly periods ended (i) during 1999, 2000, 2001 and 2002 and (ii) nearest to September 30, 2002 and December 31, 2002; (b) the failure to deliver timely financial information to the senior secured lenders; (c) the failure to file reports with the Securities and Exchange Commission;
         (d) the failure to obtain the consent of the senior lenders prior to the disposition of certain assets; and (e) the failure to deliver required documents to the senior lenders prior to the disposition of other assets. Additionally, the amendment extended the final maturity of the Credit Agreement by one year to May 11, 2006, revised the amortization schedule to account for the additional one-year extension and revised and set, as applicable, financial covenant targets (such as maximum leverage ratio and minimum fixed charge coverage ratio) for fiscal years 2003 through 2006. As a condition to the effectiveness of Amendment No. 5, Parent was required to obtain contingent equity commitments from its existing stockholders for an amount equal to $14,500,000. Pursuant to Amendment No. 5, none of the proceeds, if any, received by Parent as a result of the contingent equity commitments are required to be used to prepay the term loans outstanding under the Credit Agreement.

         Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), Parent may issue up to 6,669,733 shares of its series B convertible preferred stock and warrants to purchase shares representing up to 10% of its class A common stock. Parent will issue a pro rata portion of the warrants to each Electing Stockholder. All of the proceeds received by Parent from the issuance of the series B preferred stock, if any, will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

         The Electing Stockholders are only required to purchase shares of series B preferred stock if the fixed charge coverage ratio at the end of a fiscal quarter (calculated in accordance with the terms of the Credit Agreement) is less than the fixed charge coverage ratio target set forth in the Credit Agreement with respect to such fiscal quarter. Within ten business days following the date that Parent is required to deliver its quarterly or annual, as applicable, financial information to the senior lenders pursuant to the terms of the Credit Agreement, the aggregate number of shares to be purchased by the Electing Stockholders, if any, shall equal the quotient obtained by dividing (x) the amount of cash which would have been needed to increase the Parent's consolidated EBITDAR (as defined in the Credit Agreement) to an amount which would have satisfied the fixed charge coverage ratio target set forth in the Credit Agreement by (y) 2.174. The Electing Stockholders have the right to purchase shares of series B preferred stock at any time, in which case the aggregate number of shares of series B preferred stock to be purchased by the Electing Stockholders with respect to a particular fiscal quarter shall be reduced by the number of shares of series B preferred stock purchased prior to the expiration of such fiscal quarter. The obligation of each Electing Stockholder to purchase shares of series B preferred stock shall expire on the earlier of (a) the date the Electing Stockholders purchase an aggregate of 6,669,733 shares of series B preferred stock; (b) the date the obligations (other than contingent obligations and liabilities) of Parent and its subsidiaries under the Credit Agreement are terminated; and (c) the date the lenders under the Credit Agreement agree to release the Electing Stockholders from their obligations under the Securities Purchase Agreement.

         LPA has agreed to commit to purchase, in accordance with the terms of the Securities Purchase Agreement, 96.2% of the series B preferred stock being offered and will receive warrants to purchase shares of Parent's class A common stock in connection with such commitment. LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, the respective pro rata amount of each stockholder of Parent that exercises less than 100% of their respective preemptive right to acquire the series B preferred stock.

         Management is instituting a series of plans and actions designed to improve the Company's operating results and cash flow and to strengthen the Company's financial position. These plans include cost reductions resulting from continued academy closures and personnel reductions, as well as targeted reductions in certain overhead costs and optimization of the Company's real estate portfolio.

         Since June 29, 2002, the Company has closed 45 Academies. On December 12, 2002, the Company promoted Gary A. Graves from Chief Operating Officer to Chief Executive Officer and President. Judith A. Rogala, the former President and Chief Executive Officer of the Company had resigned to pursue other business opportunities in her home state of California. The Company and Ms. Rogala have entered into a Separation Agreement dated December 11, 2002. In addition, in September 2002, the Company appointed Michael F. Czlonka as its Chief Financial Officer.

         Management believes that implementation of their plans to improve operations and cash flows, coupled with the amendment of the financial covenants contained in the Credit Agreement and the additional contingent equity commitments provided by LPA and the other stockholders of Parent, if any, will allow the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company's lenders will waive any future violations of the Credit Agreement that may occur or agree to future amendments of the Credit Agreement. There also can be no assurance that the Company can obtain additional funding from Parent beyond that as noted above or any other external source.

                                * * * * * * * * *

ITEM9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and current position held by the persons who are the directors and executive officers of the Company:

Name                                                       Age                 Position
----                                                       ---                 --------
Stephen P. Murray .......................................   40    Chairman of the Board and Director
Gary A. Graves...........................................   43    Chief Executive Officer, President,
                                                                  Chief Operating Officer and Director
Mitchell J. Blutt, M.D ..................................   45    Director
Terry D. Byers ..........................................   48    Director
Robert E. King ..........................................   67    Director
Kevin G. O'Brien ........................................   37    Director
Ronald L. Taylor ........................................   58    Director
Michael F. Czlonka ......................................   46    Chief Financial Officer and Secretary
Damaris M. Campbell .....................................   49    Vice President, Eastern Region
Lisa J. Miskimins .......................................   42    Vice President, Central Region
Rebecca L. Perry ........................................   47    Vice President, Operations
Bill Buckland ...........................................   56    Vice President, People
Paul G. Kreuser .........................................   41    Vice-President, Field Support Services
Stephen A. Murphy  ......................................   45    General Counsel and Assistant Secretary

The business experience during the last five years and other information relating to each executive officer and director of the Company is set forth below.

Stephen P. Murray became the Chairman of the Board in January 2000 and has been a Director of the Company since May 1998. Mr. Murray has been a General Partner of J.P. Morgan Partners, LLC (JPMP) since 1994. From 1988 to 1994 Mr. Murray was a Principal at JPMP. Prior thereto, he was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Mr. Murray has a BA from Boston College and a MBA from Columbia Business School. He also serves as director of The International Cornerstone Group, Zoots, Cabela's, Risk Metrics Group, Erisk, The Excite Network and National Waterworks, Inc.

Gary A. Graves joined the Company in August 2002 as the Chief Operating Officer and became President and Chief Executive Officer in December 2002. Prior to joining the Company, Mr. Graves was Chief Operating Officer of InterParking, Inc. from 1998 to 2001. From 1996 to 1998, he was Executive Vice President for Boston Market, Inc. From 1989 to 1996, Mr. Graves held various positions in Operations for PepsiCo. He has a BS in Chemical Engineering from the University of Michigan and a MBA from the University of Chicago.

Mitchell J. Blutt, M.D. has been a Director of the Company since May 1998. Dr. Blutt has served as an Executive Partner of JPMP since 1992. From 1988 to 1992 he was a General Partner of JPMP. Dr. Blutt has a BA and a MD from the University of Pennsylvania and a MBA from The Wharton School of the University of Pennsylvania. He is an Adjunct Professor of Medicine at the Weill Medical College and Graduate School of Medical Sciences of Cornell University. Dr. Blutt is a director of the Hanger Orthopedic Group, DJ Orthopedics, Inc, Ryko Corp., MedQuest Associates Inc., National Surgical Care Inc., and Medsite, Inc. He is a member of the Board of Trustees of the University of Pennsylvania and a member of the Board of Overseers of the University of Pennsylvania's School of Arts and Sciences, and a member of the Executive Committee and Board of Penn Medicine. He is also on the Board of the Brearley School and the Michael J. Fox Foundation for Parkinson's Research. He formerly served on the Board of the National Venture Capital Association.

Terry D. Byers has been a Director of the Company since December 1998. Ms. Byers has more than 20 years experience in information technology ranging from hands-on systems design and development to executive management. She has extensive experience in designing and architecting enterprise-level IT Infrastructures, developing and integrating business information systems, implementing large ERP applications, and developing and deploying technology-based solutions to clients. Since 1996, Ms. Byers has been an Executive Vice President and the Chief Technology Officer for Teleflora, LLC. She holds a Bachelors of Business Administration degree in Computer Science from the University of Central Oklahoma.

Robert E. King has been a Director of the Company since May 1998. Mr. King is Chairman of Salt Creek Ventures, LLC, a private equity company he founded in 1994. Salt Creek Ventures, LLC is an organization specializing in equity investments in technology and education companies. Mr. King is also Chairman of Collegis, Inc., a diversified education services provider serving the post-secondary education market sector. Mr. King has been involved over the past 33 years as a corporate executive and entrepreneur in technology-based companies. From 1983 to 1994, he was President and Chief Executive Officer of The Newtrend Group. Mr. King has participated as a founding investor in five companies. Mr. King has a BA from Northwestern University.

Kevin G. O'Brien has been a Director of the Company since May 2002. Mr. O'Brien has been a Principal of JPMP since 2000. From 1994 to 2000, Mr. O'Brien was a Vice President in the High Yield Capital Markets and High Yield Corporate Finance Groups at Chase Securities Inc. (and prior to merging in 1996, Chemical Securities, Inc.). From 1988 to 1992 he was a commissioned officer in the U.S. Navy. Mr. O'Brien has a BA from the University of Notre Dame and a MBA from the Wharton School of the University of Pennsylvania. He also serves as director of National Waterworks, Inc.

Ronald L. Taylor has been a Director of the Company since April 1999. Mr. Taylor has been President and Chief Operating Officer of DeVry, Inc. since 1987. He is Chairman of the Proprietary Schools Advisory Committee for the Illinois Board of Higher Education; a member of the Institutional Action Committee for the North Central Association of Colleges and Schools; a Commissioner for the Commission on Governmental Relations of the American Council on Education; and a member of the Board of Directors of the Illinois State Chamber of Commerce. He also serves on the Board of Directors of DeVry, Inc. and the Better Business Bureau of Chicago & Northern Illinois, Inc. Mr. Taylor has a BA from Harvard University and received his MBA from Stanford University.

Michael F. Czlonka joined the Company as Senior Vice President and Chief Financial Officer in September 2002. From August 2001 until joining the Company, he served as Interim Vice President and Corporate Controller for Quality Stores, Inc. From 1997 to 2001, he was the Corporate Controller for Crate & Barrel. Prior to 1997, his experience includes senior level financial positions with Follett Corporation and the Chicago Sun-Times newspaper. Mr. Czlonka began his career with Arthur Andersen & Co. and was a senior audit manager in their retail practice. Mr. Czlonka has a BS in accounting from Indiana University and a MBA from the Kellogg Graduate School of Management at Northwestern University.

Damaris M. Campbell became the Vice President of the Eastern Region for the Company in June 2000. She is responsible for the supervision of 15 states. From 1997 to 2000, Ms. Campbell was an Area Vice President with supervisory responsibility for the operations of the Company in five states. She was a Divisional Director of 54 schools in three states from 1993 to 1997. From 1983 to 1993, she supervised 13 academies in the Charlotte, NC Region. She began her career with the Company in 1980 as a teacher.

Lisa J. Miskimins became the Vice President of the Central Region of the Company in June 2000. She is responsible for the supervision of over 250 locations in 13 states. From 1997 to 2000, Ms. Miskimins was an Area Vice President with supervisory responsibility for the operations of the Company in eight midwestern states. She was a Divisional Director of 50 schools in three states from 1994 to 1997. She began her career with the Company in 1983 as a Preschool Teacher. Ms. Miskimins has a BA in Elementary Education and English.

Rebecca L. Perry became the Vice President of Operations in April 2000. She was the Executive Vice President of Operations from 1997 to 2000. From 1993 to 1997, Ms. Perry was a Senior Vice President and Eastern Operating Officer. From 1988 to 1993, she was Assistant Vice President of Operations with supervisory responsibility for the operations of the Company in 14 southern and midwestern states. From 1985 to 1988, she served as Divisional Director of Florida and from 1981 to 1985 she served as Regional Director of Tampa. Prior to joining the Company, Ms. Perry held various positions in the child care industry. Ms. Perry studied childhood education at The University of South Florida.

Bill Buckland joined the Company in July 2001 as Vice President, People. From 1993 to 2001, Mr. Buckland was Vice President, Human Resources of Allied Van Lines, Inc. From 1990 to 1992, he was the Director, Human Resources for SuperAmerica Group, a subsidiary of Ashland Oil. From 1969 to 1990 Mr. Buckland held various operating and Human Resources positions with the Montgomery Ward Company. He has a BBA from the University of Kentucky.

Paul Kreuser became Vice President, Field Support Services of the Company in November of 2002, with responsibility for the purchasing, facilities, engineering and fleet operations. Mr. Kreuser joined the Company in 2001 as the Director of Operations Support. From 1999 to 2000, Mr. Kreuser was the Director of Supply Chain for Amazon.com. Prior to 1999, his experience included senior management positions with DSC Logistics, Office Depot and Federal Express. Mr. Kreuser has a BS in Mathematics from the University of Illinois.

Stephen A. Murphy joined the Company in 1999 as Assistant General Counsel. He became General Counsel in 2000. Prior to joining the Company, Mr. Murphy was engaged in the private practice of law. From 1996 to 1998, he practiced with the firm of Spencer Fane Britt & Browne, LLP. From 1993 to 1995, he was with the Resolution Trust Corporation. From 1982 to 1992, he was with the firm of Gage & Tucker. He holds a BA from Georgetown University and his Juris Doctor is from the University of Kansas.

BOARD COMMITTEES AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors has an Audit Committee consisting of Robert E. King and Stephen P. Murray, and a Compensation Committee consisting of Stephen P. Murray and Kevin G. O'Brien. The Audit Committee reviews the scope and results of audits and internal accounting controls and all other tasks performed by our independent public accountants. The Compensation Committee determines compensation for the executive officers and administers the 1998 Option Plan and the Non-Employee Director Plan. None of the Company's executive officers has served as a director or member of the compensation committee (or other committee forming an equivalent function) of any other entity whose executive officers served as a director of or member of the Compensation Committee of the Company's Board of Directors.

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

Non-employee directors may exercise their options to purchase shares of Parent's common stock once those options have vested. One-forty eighth of the options become vested on the last day of each month following the date of grant, if the person is a director on that day. Each option entitles the director to purchase one share of Parent's common stock. The exercise price will equal the fair market value on the date of grant of the option to the non-employee director. Vested options and shares of common stock may be repurchased from any non-employee director who ceases to be a director for any reason. Any options that have not vested at the time the non-employee director ceases to be a director are forfeited

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for the 52 weeks ended June 29, 2002 (2002), June 30, 2001 (2001), and July 1, 2000 (2000), by the Company's Chief Executive Officer, and the four other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the fiscal year:

                           SUMMARY COMPENSATION TABLE
                           COMPENSATION FOR THE PERIOD

                                                         ANNUAL                     LONG-TERM             ALL OTHER
                                                      COMPENSATION                 COMPENSATION         COMPENSATION
                                                      ------------                 -----------          ------------
                                                                                     NUMBER OF
                                                                                     SECURITIES
                                                                                     UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR      SALARY           BONUS        OPTION/SAR AWARDS
                                          ----      ------           -----        -----------------
Judith A. Rogala                          2002     $357,308      $ 375,000(1)
    Former Chief Executive Officer        2001      350,000        550,000(1)           49,810
    and President (Separated from         2000      180,385(2)     275,000(1)
    Company on December 11, 2002)

Tom McGarry                               2002      144,230
    Former Vice President, Field Support  2001      103,845(3)                          20,000
    (Separated from Company on
     October 8, 2002)

Bill Buckland                             2002      129,230(4)
    Vice President, People

Damaris Campbell                          2002      121,448         15,000
   Vice President, Eastern Region         2001      115,702                             19,325
                                          2000       84,323          7,000

Lisa J. Miskimins                         2002      121,448
    Vice President, Central Region        2001      115,780                             19,325          $14,879(5)
                                          2000       74,703         2,000

(1) Includes vested portion of deferred signing bonus in the amount of $187,500 in Fiscal 2000 and $375,000 in Fiscal 2001 and Fiscal 2002 (See "Employment Contracts").

(2) Fiscal 2000 compensation covers 27 weeks from December 21, 1999 through July 1, 2000.

(3) Fiscal 2001 compensation covers 37 weeks from October 16, 2000 through June 30, 2001.

(4) Fiscal 2002 compensation covers 51 weeks from July 9, 2001 through June 29, 2002.

(5) Represents payments made to Ms. Miskimins related to her relocation to the Chicago, IL area.

The following tables present information relating to grants to the named executive officers of options to purchase common stock of Company:

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

                                                                      NUMBER OF
                                                                     SECURITIES
                                                                     UNDERLYING               VALUE OF
                                                                     UNEXERCISED            IN-THE-MONEY
                                                                    OPTIONS/SARs            OPTIONS/SARs
                                                                    AT FY END(#)            AT FY END(2)

                               SHARES ACQUIRED     VALUE            EXERCISABLE/           EXERCISABLE/
      NAME                     ON EXERCISE (#)    REALIZED          UNEXERCISABLE          UNEXERCISABLE
Judith A. Rogala                                                 31,131 / 18,679(1)            0 / 0

Tom McGarry                                                       8,333 / 11,667(1)            0 / 0

Bill Buckland                                                        None / None           n/a / n/a

Damaris Campbell                                                  10,338 / 9,663(1)            0 / 0

Lisa J. Miskimins                                                 10,338 / 9,663(1)            0 / 0

(1) The Board of Directors granted to certain key executives Tranche A options at $66.92 per share, an amount that approximates the fair value of a share of common stock of the Company at the date of the grant. These options become exercisable ratably over forty-eight months and expire ten years from the date of grant.

(2) The equity of the Company is not traded and there is no market for pricing the value of the options. "In the Money" calculations are based on the estimated enterprise value of the Company adjusted for debt, preferred stock, common shares issued and retired, warrants and options and adjustments for market liquidity and a control premium.

                               OPTIONS/SAR GRANTS
                               IN LAST FISCAL YEAR

                        NUMBER OF                                                            POTENTIAL REALIZABLE
                        SECURITIES     % OF TOTAL                                           VALUE AT ASSUMED ANNUAL
                        UNDERLYING    OPTIONS/SAR's      EXERCISE OR                          RATES OF STOCK PRICE
                      OPTIONS/SAR's    GRANTED TO        BASE PRICE       EXPIRATION      APPRECIATION FOR OPTION TERM
   NAME                  GRANTED       EMPLOYEES         ($/SHARE)           DATE               5%($)    10%($)
   ----                  -------      ----------         ---------           ----               -----    ------
FISCAL YEAR 2001

Judith A. Rogala           None          n/a                n/a               n/a                n/a       n/a

Tom McGarry                None          n/a                n/a               n/a                n/a       n/a

Bill Buckland              None          n/a                n/a               n/a                n/a       n/a

Damaris Campbell           None          n/a                n/a               n/a                n/a       n/a

Lisa J. Miskimins          None          n/a                n/a               n/a                n/a       n/a

EMPLOYMENT CONTRACTS

The Company has entered into an employment agreement with Gary A. Graves. The Employment Agreement provides for Mr. Graves to receive a base salary, subject to annual performance adjustments, of

$350,000 plus a bonus of up to 150% of base salary. Mr. Graves is also entitled to receive a cash Interim Bonus with respect to the Company's fiscal year ending in June 2003. Mr. Graves shall also receive options to purchase 180,254 shares of Company stock at an exercise price of $0.01 per share. The term of the Employment Agreement is three years subject to one-year automatic renewals. The Employment Agreement provides that the executive is entitled to participate in the health and welfare benefit plans available to the Company's other senior executives. The Employment Agreement also provides for severance in the case of termination without 'cause' or a resignation with 'good reason' in an amount equal to one year of base salary plus a prorated bonus as described in the agreement and a cash lump sum equal to (a) any compensation payments deferred by Mr. Graves, together with any applicable interest or other accruals and (b) any unpaid amounts, as of the date of such termination, in respect of the Bonus for the fiscal year ending before the fiscal year in which such termination occurs. Included in the severance in the case of termination without 'cause' or resignation with 'good reason' is one year of coverage under and participation in the Company's employee benefit program. The Employment Agreement also contains customary non-disclosure, non-competition and non-solicitation covenants.

The Company has entered into a Letter Agreement with Michael F. Czlonka that sets forth the terms of Mr. Czlonka's employment by the Company. The Letter Agreement provides for Mr. Czlonka to receive a base salary, subject to annual performance adjustments, of $220,000 plus a bonus of up to 80% of base salary. With the approval of the Board, Mr. Czlonka is also entitled to receive a cash Interim Bonus with respect to the Company's fiscal year ending in June, 2003. Mr. Czlonka also is entitled to receive options to purchase 90,000 shares of the Company's stock upon approval by the Board. The Letter Agreement provides that Mr. Czlonka is entitled to participate in the health and welfare benefits available to the Company's other senior executives. The Letter Agreement also provides for severance in the case of termination without 'cause' or a resignation with 'good reason'. The severance payments shall initially be in an amount equal to six months of base salary plus benefits if the executive is terminated in the first year of employment, and shall increase up to a maximum of twelve months of salary and benefits based upon Mr. Czlonka's employment beyond such one-year period. Pursuant to the Letter Agreement, Mr. Czlonka shall be required to sign a customary non-compete and confidentiality agreement.

The Company entered into an employment agreement with Judith A. Rogala in January 2000, which was due to expire in January 2003. Judith A. Rogala resigned her positions as the President and Chief Executive Officer of the Company effective as of December 11, 2002. Under the terms of her Employment Agreement with the Company, such resignation entitled Ms. Rogala to receive a lump sum payment of $750,000 on January 1, 2004, representing the deferred portion of her signing bonus. In connection with her resignation and in lieu of such payment, Ms. Rogala has entered into a Separation Agreement with the Company. Pursuant to the Separation Agreement, Ms. Rogala is entitled to receive severance payments from the Company at a rate equal to (a) $380,000 per annum for the period from December 11, 2002 to December 31, 2002, and (b) $200,000 per annum for the period from January 1, 2003 to December 31, 2007. Such payments will be accelerated if there is a change in control of the Company or if the Company meets certain EBITDA targets for any consecutive twelve-month period during the term of the Separation Agreement. If the Company defaults in any of its payment obligations to Ms. Rogala under the Separation Agreement, it will make a lump-sum payment to Ms. Rogala equal to the product of 1.5 and any future payments then owed to her pursuant to the Separation Agreement. The Separation Agreement allowed Ms. Rogala to retain her options in the Company, which had vested or will vest on or prior to January 1, 2003, for a sixty-day period from December 11, 2002. The Company and Ms. Rogala agreed to standard mutual releases and standard mutual non-disparagement clauses as part of the Separation Agreement. Ms. Rogala agreed to a non-compete provision that will expire in 2007.

1998 OPTION PLAN

The Company adopted the 1998 Plan pursuant to which options, which currently represent 2.8% of Parent's common stock, on a fully diluted basis, are available to grant. The 1998 Plan provides for the granting of Tranche A and Tranche B options to purchase up to 60,074 shares of Parent's common stock. During fiscal year 2002, the Company amended the 1998 Plan, increasing to 725,000 the number of options available for grant. The options will be allocated in amounts to be agreed upon between LPA and Parent. Seventy-five percent of the options will vest over four years and twenty-five percent of the options will vest if certain transactions are consummated which generate certain minimum returns to LPA. The exercise price for the time vesting options will be 50% of the per share price paid by LPA for its common stock of Parent and the exercise price for the remaining options will be 100% of the per share price paid by LPA for its common stock of Parent. The options expire 10 years from the date of grant. Options to purchase 501,035 shares of Parent's common stock have been granted pursuant to the 1998 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of La Petite's common stock is held by LPA Holding Corp. (Parent). As of January 31, 2003, LPA Investment LLC (LPA) owned 89.6% of the outstanding common stock of Parent (approximately 90.7% on a fully diluted basis, including the warrants described below) and Vestar, the former principal stockholder of the Company, and La Petite's current and former management own approximately 3.6%, 1.6% and 5.2%, respectively, of the outstanding common stock of Parent (approximately 0.2%, 5.9% and 0.3%, respectively, on a fully diluted basis). In connection with the purchases of preferred stock of Parent, described below, LPA received warrants to purchase shares of Parent's common stock that currently represents the right to acquire approximately 7.1% of Parent's common stock on a fully diluted basis.

In connection with the recapitalization, LPA purchased redeemable preferred stock (Series A preferred stock) of Parent and warrants to purchase 42,180 shares of Parent's common stock on a fully diluted basis for aggregate cash consideration of $30.0 million, the proceeds of which were contributed by Parent to common equity. On December 15, 1999, LPA acquired an additional $15.0 million of Parent's Series A preferred stock and received warrants to purchase an additional 22,051 shares of Parent's common stock on a fully diluted basis. The $15.0 million proceeds received by Parent were contributed to common equity.

The Series A preferred stock is not redeemable at the option of the holder prior to the maturity of the notes and dividends are not payable in cash prior to the seventh anniversary of the consummation of the transactions. Thereafter, Parent may pay dividends in cash subject to any restrictions contained in our indebtedness, including the Credit Agreement and the indenture.

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

The Stockholder's Agreement provides that the Board of Directors of Parent shall consist of 5 to 8 persons as determined pursuant to the Stockholders Agreement. The Stockholder's Agreement further provides that LPA is entitled to designate four of the directors, one of whom is entitled to three votes as a director. Messrs. Murray, Blutt, O'Brien and King have been elected as directors pursuant to this provision with Mr. King being entitled to three votes as a director. On December 11, 2002 the Stockholder's Agreement was amended to provide that the remaining directors will be the Chief Executive Officer of Parent and up to three other directors designated by the foregoing directors.

The Stockholders' Agreement also contains covenants in respect of the delivery of certain financial information to Parent's stockholders and granting access to Parent's records to holders of more than 2% of our Parent's common stock.

A majority of the economic interests of LPA is owned by J.P. Morgan Partners (23A SBIC), LLC (JPMP SBIC) an affiliate of JPMP, and a majority of the voting interests of LPA is owned by an entity controlled by Robert E. King, one of Parent's Directors. However, pursuant to the LPA Operating Agreement, as amended, if certain triggering events occur and notice is given by JPMP SBIC to LPA that it is exercising its rights thereunder, JPMP SBIC will have the right to vote a majority of the voting interests of LPA. Accordingly, if these triggering events occur and notice is given, through its control of LPA, JPMP SBIC would be able to elect a majority of the Board of Directors of Parent. As a licensed small business investment company, or SBIC, JPMP SBIC is subject to certain restrictions imposed upon SBICs by the regulations established and enforced by the United States Small Business Administration. Among these restrictions are certain limitations on the extent to which an SBIC may exercise control over companies in which it invests. As a result of these restrictions, unless certain events described in the operating agreement occur, JPMP SBIC may not own or control a majority of the outstanding voting stock of LPA or designate a majority of the members of the Board of Directors. Accordingly, while JPMP SBIC owns a majority of the economic interests of LPA, JPMP SBIC owns less than a majority of LPA's voting stock. LPA also agreed not to take certain actions in respect of the common stock of Parent held by LPA without the consent of JPMP SBIC. At no time prior to the date hereof, has JPMP SBIC exercised such voting rights.

In connection with the recapitalization, Parent and its stockholders following consummation of the recapitalization entered into a Registration Rights Agreement. The Registration Rights Agreement grants stockholders demand and incidental registration rights with respect to shares of capital stock held by them and contains customary terms and provisions with respect to such registration rights.

Pursuant to a pre-emptive offer dated November 13, 2001, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of a newly created class of Series B convertible redeemable participating preferred stock (Series B preferred stock) and warrants to purchase common stock of Parent. The Series B preferred stock is junior to the Series A preferred stock of Parent in terms of dividends, distributions, and rights upon liquidation. Parent offered and sold $15.0 million of Series B preferred stock of Parent and warrants to purchase 562,500 shares of common stock of Parent.

All of the proceeds received by Parent from the sale of Series B preferred stock and warrants have been contributed to La Petite as common equity. In connection with such purchase, the banks waived their right under the Credit Agreement to require that the proceeds be used to repay amounts outstanding under the Credit Agreement.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), Parent may issue up to 6,669,733 shares of its series B convertible preferred stock and warrants to purchase shares representing up to 10% of its class A common stock. Parent will issue a pro rata portion of the warrants to each Electing Stockholder. All of the proceeds received by Parent from the issuance of the series B preferred stock, if any, will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes. The Electing Stockholders are only required to purchase shares of series B preferred stock if the fixed charge coverage ratio at the end of a fiscal quarter (calculated in accordance with the terms of the Credit Agreement) is less than the fixed charge coverage ratio target set forth in the Credit Agreement with respect to such fiscal quarter. LPA has agreed to commit to purchase, in accordance with the terms of the Securities Purchase Agreement, 96.2% of the series B preferred stock being offered and will receive warrants to purchase shares of Parent's class A common stock in connection with such commitment. LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, the respective pro rata amount of each stockholder of Parent that exercises less than 100% of their respective preemptive right to acquire the series B preferred stock. As of the filing date of this report, Parent has not issued any securities pursuant to the Securities Purchase Agreement.

For information regarding securities authorized for issuance under equity compensation, see Note 13 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

J.P. Morgan Securities Inc., or JPMSI, one of the initial purchasers of the old Senior Notes, is an affiliate of JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), which is an agent and a lender to La Petite under the Credit Agreement, and is the trustee under the indenture governing the Senior Notes. LPA, an affiliate of JPMP, JPMorgan Chase Bank and JPMSI, owns 89.6% of the outstanding common stock of Parent (approximately 90.7% on a fully diluted basis as of January 31, 2003). LPA owns $45 million of Parent's Series A preferred stock, $15.0 million of Parent's Series B preferred stock, and warrants to purchase 7.1% of the common stock of Parent on a fully diluted basis. Certain employees of JPMP are members of La Petite's Board of Directors (see Item 10). In addition, JPMSI, JPMorgan Chase Bank and their affiliates perform various investment banking, trust and commercial banking services on a regular basis for our affiliates.

In connection with the recapitalization, JPMP SBIC entered into an Indemnification Agreement with Robert E. King, one of Parents' Directors, pursuant to which JPMP SBIC has agreed to indemnify Mr. King for any losses, damages or liabilities and all expenses incurred or sustained by Mr. King in his capacity as a manager, officer or director of LPA or any of its subsidiaries, including Parent and La Petite.

In December 1999, November 2001, December 2001 and May 2002 Parent sold additional equity to LPA. See "Item 1. Business -Organization"

ITEM 14. CONTROLS AND PROCEDURES

On September 13, 2002, the Company filed a Form 8-K, indicating that in connection with our preparation of financial statements for the fiscal year ended June 29, 2002, the Company identified that it expected to take charges to earnings, which may be reflected in the restatement of certain of the Company's historical financial statements, herein referred to as the Restatement Process. To determine the scope, magnitude, timing and cause of the charges and to improve internal accounting controls, the audit committees of the boards of directors of LPA Holding Corp. and La Petite Academy conducted an internal review. The audit committees retained independent outside advisors, including legal counsel and accountants, to assist the audit committees in the performance of their review, herein referred to as the Audit Committee Review. The review has been completed and the Consolidated Financial Statements and related notes, included in Item 8, reflect the restatement of La Petite's Consolidated Balance Sheet as of June 30, 2001, Consolidated Statements of Operations and Comprehensive Loss for the years ending June 30, 2001 and July 1, 2000, Consolidated Statements of Stockholders' Deficit for the years ending June 30, 2001 and July 1, 2000, Consolidated Statements of Cash Flows for the years ending June 30, 2001 and July 1, 2000, and Consolidated Statements of Operations and Comprehensive Loss for the quarters ending April 6, 2002, January 12, 2002, October 20, 2001, April 7, 2001, June 30, 2001, January 13, 2001 and October 21, 2000.

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports and filed under the Securities Exchange Act of 1934, as amended, ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer, Gary
A. Graves, and its Chief Financial Officer, Michael F. Czlonka, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In view of the Company's inability to complete the preparation of its Annual Report on Form 10-K for the fiscal year ended June 29, 2002, within the Exchange Act's prescribed time and resultant restatement that was required, these officers directed that steps be taken to enhance the short-term and long-term operation and effectiveness of disclosure controls and procedures to ensure timely decisions regarding required disclosures and reporting under the Exchange Act. Since the inception of the Restatement Process and Audit Committee Review, the Company has made a number of significant changes that strengthened the internal controls over its accounting, reporting and disclosure procedures and intends on making additional changes going forward. These changes included, but were not necessarily limited to, (i) communicating a tone from senior management regarding the proper conduct in these matters, (ii) strengthening the financial management organization and reporting process, (iii) requiring stricter account reconciliation standards, (iv) expanding the financial accounting procedures for the year ended June 29, 2002, (v) temporarily supplementing the Company's existing staff with additional contractor-based support to collect and analyze the information necessary to prepare the Company's financial statements, related disclosures and other information requirements contained in the Company's SEC periodic reporting until the Company implements changes to the current organization and staffing, (vi) increasing financial field audits of academies,
(vii) increasing divisional financial staff to ensure field adherence to financial policies and internal controls and (viii) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of the Company's financial processes, including support efforts which better integrate current and evolving financial information system initiatives, and addressing any remaining weaknesses.

The Company is committed to continuing the process of identifying, evaluating and implementing corrective actions where required to improve the effectiveness of its disclosure controls and procedures. While the Company is in the process of implementing a more efficient and reliable system of disclosure controls and procedures, the Company has, on an immediate basis, instituted interim compensating controls and procedures to ensure that information required to be disclosed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported to our senior management. The changes made to date as discussed above have also enabled the Company to restate its previous filings where required.

There have been no significant changes in the Company's internal controls, or in other factors that could affect the Company's internal controls, subsequent to the date of their evaluation.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         See pages 28 to 56 of this Annual Report on Form 10-K for financial statements of LPA Holding Corp. as of June 29, 2002 and June 30, 2001 and for the 52 weeks ended June 29, 2002, for the 52 weeks ended June 30, 2001, and for the 52 weeks ended July 1, 2000.

(a) 2.   Financial Statement Schedules

         The following additional financial data should be read in conjunction with the consolidated financial statements for the 52 weeks ended June 29, 2002, for the 52 weeks ended June 30, 2001, and for the 52 weeks ended July 1, 2000. Other schedules not included with these additional financial statement schedules have been omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

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

         3.2(i) Certificate of Designations, Preferences and Rights of Series A Redeemable Preferred Stock of LPA Holding Corp.

         3.3(i)            Bylaws of LPA Holding Corp.

         3.4(i) Amended and Restated Certificate of Incorporation of La Petite Academy, Inc.

         3.5(i)            Bylaws of La Petite Academy, Inc.

         3.6(v) Certificate of Amendment of the Amended and Restated Certificate of Incorporation of LPA Holding Corp. filed on December 13, 1999.

         3.7(v) Certificate of Amendment of the Certificate of Designations, Preferences and Rights of Series A Redeemable Preferred Stock of LPA Holdings Corp. filed on December 13, 1999.

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

         3.10* Certificate of Amendment to the Amended and Restated Certificate of Incorporation of LPA Holding Corp., filed on February 10, 2003.

         3.11* Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series B Convertible Redeemable Participating Preferred Stock of LPA Holding Corp., filed on February 10, 2003.

         4.1(i) Indenture among LPA Holding Corp., La Petite Academy, Inc., LPA Services, Inc. and PNC Bank, National Association dated as of May 11, 1998.

         4.2(iv) First Supplemental Indenture dated as of July 23, 1999, among Bright Start, Inc., LPA Holding Corp., La Petite Academy, Inc., and The Chase Manhattan Bank.

         EXHIBIT
         NUMBER                                 DESCRIPTION

         10.1(i) Purchase Agreement among Vestar/LPA Investment Corp., La Petite Academy, Inc., LPA Services, Inc., Chase Securities Inc. and NationsBanc Montgomery Securities LLC dated May 6, 1998.

         10.2(i) Exchange and Registration Rights Agreement among La Petite Academy, Inc., LPA Holding Corp., LPA Services, Inc., Chases Securities Inc., NationsBanc Montgomery Securities LLC dated May 11, 1998.

         10.3(i) Merger Agreement by and between LPA Investment LLC and Vestar/LPA Investment Corp. dated as of March 17, 1998.

         10.4(i) Stockholders Agreement among LPA Holding Corp., Vestar/LPT Limited Partnership, LPA Investment LLC and the management stockholders dated as of May 11, 1998.

         10.5(v) Amendment #1 and Consent of the Stockholders Agreement among LPA Holding Corp., Vestar/LPT Limited Partnership, LPA Investment LLC and the management stockholders dated as April 8, 1999.

         10.6(i) 1998 Stock Option Plan and Stock Option Agreement for LPA Holding Corp. dated as of May 18, 1998.

         10.7(i) Preferred Stock Registration Rights Agreement between LPA Holding Corp. and LPA Investment LLC dated May 11, 1998.

         10.8(i) Registration Rights Agreement among LPA Holding Corp., Vestar/LPT Limited Partnership, the stockholders listed therein and LPA Investment LLC, dated May 11, 1998.

         10.9(i) Credit Agreement dated as of May 11, 1998 among La Petite Academy, Inc., LPA Holding Corp., Nationsbank, N.A., and The Chase Manhattan Bank.

         10.10(i) Pledge Agreement among La Petite Academy, Inc., LPA Holding Corp., Subsidiary Pledgors and Nationsbank, N.A. dated as of May 11, 1998.

         10.11(i) Security Agreement among La Petite Academy, Inc., LPA Holding Corp., Subsidiary Guarantors and Nationsbank, N.A. dated as of May 11, 1998.

         10.12(i) Parent Company Guarantee Agreement among LPA Holding Corp. and Nationsbank, N.A. dated as of May 11, 1998.

         10.13(i) Subsidiary Guarantee Agreement among Subsidiary Guarantor of La Petite Academy, Inc., LPA Services, Inc. and Nationsbank, N.A. dated as of May 11, 1998.

         10.14(i) Indemnity, Subrogation and Contribution Agreement among La Petite Academy, Inc., LPA Services, Inc., as Guarantor and Nationsbank, N.A. dated as of May 11, 1998.

         10.15*            1999 Stock Option Plan for Non-Employee Directors.

         10.16(iii)        Agreement and Plan of Merger By and Between La Petite
                           Academy, Inc., LPA Acquisition Co. Inc., and Bright
                           Start, Inc.

         10.17(v) Amendment No. 1, Consent and Waiver dated as of December 13, 1999, to the Credit Agreement dated as of May 11, 1998 among LPA Holding Corp., La Petite Academy, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent, Documentation Agent and Collateral Agent for the Lenders and The Chase Manhattan Bank as Syndication Agent.

         10.18(v) Warrant No. 2 dated as of December 15, 1999, issued by LPA Holding Corp. to LPA Investment LLC.

         10.19(v) Amendment No. 1 and Consent dated as of April 8, 1999, among LPA Holding Corp., Vestar/LPT Limited Partnership, LPA Investment LLC and the management stockholders named therein, to the Stockholders Agreement dated as of May 11, 1999, among LPA Holding Corp., Vestar/LPT Limited Partnership, LPA Investment LLC and the management stockholders named therein.

         10.20(v) Amendment No. 1 to the LPA Holding Corp. 1999 Stock Option Plan for Non-Employee Directors.

         10.21(vii)        Employment Agreement among LPA Holding Corp., La
                           Petite Academy, Inc., and Judith A. Rogala.

         EXHIBIT
         NUMBER                                 DESCRIPTION

         10.22(viii)       Amendment No. 2, Consent and Waiver dated as of June
                           29, 2000, to the Credit Agreement dated as of May 11,
                           1998, as amended, among LPA Holding Corp., La Petite
                           Academy, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent,
                           Documentation Agent and Collateral Agent for the
                           Lenders and The Chase Manhattan Bank as Syndication
                           Agent.

         10.23(viii)       Amendment No. 3, Consent and Waiver dated as of
                           November 14, 2001, to the Credit Agreement dated as of May 11, 1998, as amended, among LPA Holding Corp.,
                           La Petite Academy, Inc., Bank of America, N.A.
                           (formerly known as NationsBank, N.A.) as Administrative Agent, Documentation Agent and
                           Collateral Agent for the Lenders and Chase Bank of
                           Texas, National Association (formerly known as The
                           Chase Manhattan Bank) as Syndication Agent.

         10.24(viii)       Guarantee, dated as of November 15, 2001, by J.P.
                           Morgan Partners (23A SBIC), LLC for the benefit of the Lenders (as defined in the Credit Agreement, dated as of May 11, 1998, as amended), among LPA
                           Holding Corp., La Petite Academy, Inc., the Lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent,
                           Documentation Agent and Collateral Agent for the
                           Lenders and Chase Bank of Texas (formerly known as
                           The Chase Manhattan Bank) as Syndication Agent.

         10.25(viii)       Securities Purchase Agreement, dated as of November
                           14, 2001, among LPA Holding Corp., LPA Investment,
                           LLC and the other parties thereto.

         10.26(viii)       Warrant No. 3, dated as of November 14, 2001, issued
                           by LPA Holding Corp. to LPA Investment, LLC.

         10.27(ix)         First Limited Waiver dated as of May 20, 2002 to
                           Credit Agreement dated as of May 11, 1998, as amended, among LPA Holding Corp., La Petite Academy,
                           Inc., Bank of America, N.A. (formerly known as
                           NationsBank, N.A.) as Administrative Agent,
                           Documentation Agent and Collateral Agent for the
                           Lenders and as Issuing Bank and Swingline Lender and
                           Chase Bank of Texas, National Association, (formerly known as The Chase Manhattan Bank) as Syndication
                           Agent.

         10.28(ix)         Second Limited Waiver dated as of August 15, 2002 to
                           Credit Agreement dated as of May 11, 1998, as amended, among LPA Holding Corp., La Petite Academy,
                           Inc., Bank of America, N.A. (formerly known as
                           NationsBank, N.A.) as Administrative Agent,
                           Documentation Agent and Collateral Agent for the
                           Lenders and as Issuing Bank and Swingline Lender and
                           Chase Bank of Texas, National Association, (formerly known as The Chase Manhattan Bank) as Syndication
                           Agent.

         10.29(x) Third Limited Waiver dated as of September 30, 2002 to Credit Agreement dated as of May 11, 1998, as amended, among LPA Holding Corp., La Petite Academy, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent, Documentation Agent and Collateral Agent for the Lenders and as Issuing Bank and Swingline Lender and Chase Bank of Texas, National Association, (formerly known as The Chase Manhattan Bank) as Syndication Agent.

         10.30(xi)         Extension to Third Limited Waiver dated as of
                           November 1, 2002 to Credit Agreement dated as of May
                           11, 1998, as amended, among LPA Holding Corp., La
                           Petite Academy, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent,
                           Documentation Agent and Collateral Agent for the
                           Lenders and as Issuing Bank and Swingline Lender and
                           Chase Bank of Texas, National Association, (formerly known as The Chase Manhattan Bank) as Syndication
                           Agent.

         10.31(xii)        Second Extension to Third Limited Waiver dated as of
                           November 15, 2002 to Credit Agreement dated as of May
                           11, 1998, as amended, among LPA Holding Corp., La
                           Petite Academy, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent,
                           Documentation Agent and Collateral Agent for the
                           Lenders and as Issuing Bank and Swingline Lender and
                           Chase Bank of Texas, National Association, (formerly known as The Chase Manhattan Bank) as Syndication
                           Agent.

         EXHIBIT
         NUMBER                                 DESCRIPTION

         10.32(xiii)       Third Extension to Third Limited Waiver dated as of
                           December 2, 2002 to Credit Agreement dated as of May
                           11, 1998, as amended, among LPA Holding Corp., La
                           Petite Academy, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent,
                           Documentation Agent and Collateral Agent for the
                           Lenders and as Issuing Bank and Swingline Lender and
                           Chase Bank of Texas, National Association, (formerly known as The Chase Manhattan Bank) as Syndication
                           Agent.

         10.33(xiii)       Fourth Extension to Third Limited Waiver dated as of
                           December 6, 2002 to Credit Agreement dated as of May
                           11, 1998, as amended, among LPA Holding Corp., La
                           Petite Academy, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent,
                           Documentation Agent and Collateral Agent for the
                           Lenders and as Issuing Bank and Swingline Lender and
                           Chase Bank of Texas, National Association, (formerly known as The Chase Manhattan Bank) as Syndication
                           Agent.

         10.34(xiv)        Fourth Limited Waiver dated as of December 16, 2002
                           to Credit Agreement dated as of May 11, 1998, as amended, among LPA Holding Corp., La Petite Academy,
                           Inc., Bank of America, N.A. (formerly known as
                           NationsBank, N.A.) as Administrative Agent,
                           Documentation Agent and Collateral Agent for the
                           Lenders and as Issuing Bank and Swingline Lender and
                           Chase Bank of Texas, National Association, (formerly known as The Chase Manhattan Bank) as Syndication
                           Agent.

         10.34(xv)         Extension to Fourth Limited Waiver dated as of
                           December 16, 2002 to Credit Agreement dated as of May
                           11, 1998, as amended, among LPA Holding Corp., La
                           Petite Academy, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent,
                           Documentation Agent and Collateral Agent for the
                           Lenders and as Issuing Bank and Swingline Lender and
                           Chase Bank of Texas, National Association, (formerly known as The Chase Manhattan Bank) as Syndication
                           Agent.

         10.35* Amendment No. 2 and Consent dated as of December 11, 2002 to Stockholders Agreement among LPA Holding Corp., Vestar/LPT Limited Partnership, LPA Investment LLC and the management stockholders.

         10.36(xiv)        Separation Agreement dated as of December 11, 2002
                           among LPA Holding Corp., La Petite Academy, Inc. and
                           Judith A. Rogala.

         10.37* Consent, Waiver and Amendment dated as of August 26, 2002 to Employment Agreement among LPA Holding Corp., La Petite Academy, Inc. and Judith A. Rogala.

         10.38* Employment Agreement dated August 26, 2002 among LPA Holding Corp., La Petite Academy, Inc. and Gary A. Graves.

         10.39*            Amendment No. 1 to 1998 Stock Option Plan for LPA
                           Holding Corp

         10.40* Employment Letter Agreement dated as of September 5, 2002 among La Petite Academy, Inc and Michael F. Czlonka.

         10.41* Amendment No. 5 to Credit Agreement and Waiver dated as of February 10, 2003, among LPA Holding Corp., La Petite Academy, Inc., U.S. Bank National Association, as Administrative Agent, and the Lenders signatory thereto.

         10.42* Securities Purchase Agreement dated as of February 10, 2003, among LPA Holding Corp., LPA Investment LLC, and the other persons signatory thereto from time to time.

         12.1*             Statement regarding computation of ratios.

         21.1(vi)          Subsidiaries of Registrant.

         (i) Incorporated by reference to the Exhibits to La Petite Academy, Inc.'s Registration Statement on Form S-4, Registration No. 333-56239, filed with the Securities and Exchange Commission on June 5, 1998.

         (ii) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form 10-K for the Fiscal Year ended August 29, 1998, filed with the Securities and Exchange Commission on November 24, 1998.

         (iii) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on December 7, 1999.

         (iv) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form 10-Q/A for the 16 weeks ended October 23, 1999, filed with the Securities and Exchange Commission on December 16, 1999.

         (v) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on December 21, 1999.

         (vi) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form S-4 Post Effective Amendment #1, filed with the Securities and Exchange Commission on December 23, 1999.

         (vii) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on February 16, 2000.

         (viii) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on November 16, 2001.

         (ix) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on August 21, 2002.

         (x) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on October 2, 2002.

         (xi) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2002.

         (xii) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on November 20, 2002.

         (xiii) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on December 9, 2002.

         (xiv) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002.

         (xv) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on February 6, 2003.

         (*)               Filed herein

(b)      Reports on Form 8-K

         None

(c)      Supplemental information to be furnished with reports filed pursuant to
         Section 15(d) of the Act by Registrants, which have not registered securities pursuant to Section 12 of the Act

                           Except for a copy of this Annual Report on Form 10-K, no annual report to security holders covering the registrants' last fiscal year or proxy materials will be sent to security holders.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                              JUNE 29,         JUNE 30,
BALANCE SHEETS                                                                  2002            2001
                                                                             -----------    -------------
                                                                                            AS RESTATED,
                                                                                             SEE NOTE 2
                                                                                            -------------
ASSETS:                                                                      $         -    $           -
                                                                             ===========    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
    Payable to La Petite Academy, Inc.                                            40,132           55,132
                                                                             -----------    -------------
         Total current liabilities                                                40,132           55,132

Equity in net loss of La Petite Academy, Inc in excess of                        127,873           51,016
    investment

Series A 12% redeemable preferred stock ($.01 par value per share);               63,397           54,941
    45,000 shares authorized, issued and outstanding as of
    June 29, 2002 and June 30, 2001; aggregate liquidation
    preference of $68.5 million and $61.2 million, respectively

Series B 5% convertible redeemable participating preferred stock                  15,227
    ($.01 par value per share); 6,900,000 shares authorized, 6,899,724 issued and outstanding as of June 29 2002; aggregate liquidation preference of $15.2 million, and no shares authorized, issued and outstanding as of June 30, 2001

Stockholders' deficit:
    Class A common stock ($.01 par value per share); 14,980,000 shares                 6                6
    authorized and 564,985 shares issued and outstanding as of June
    29, 2002 and June 30, 2001

    Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding as of June 29, 2002 and June
    30, 2001

    Common stock warrants                                                          8,596            8,596
    Accumulated other comprehensive income                                           246              331
    Accumulated deficit                                                         (255,477)        (170,022)
                                                                             -----------    -------------
         Total stockholders' deficit                                            (246,629)        (161,089)
                                                                             -----------    -------------
                                                                             $         -    $           -
                                                                             ===========    =============

See notes to consolidated financial statements included in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)

                                                            52 WEEKS          52 WEEKS            52 WEEKS
                                                             ENDED             ENDED                ENDED
                                                            JUNE 29,          JUNE 30,             JULY 1,
STATEMENTS OF OPERATIONS                                     2002              2001                 2000
                                                         ---------------   ----------------------------------
                                                                             AS RESTATED,       AS RESTATED,
                                                                              SEE NOTE 2         SEE NOTE 2
                                                                           ----------------------------------
Equity in net loss of La Petite Academy, Inc.            $      (76,772)   $      (28,188)     $      (11,086)
                                                         --------------    --------------      --------------

Net loss                                                        (76,772)          (28,188)            (11,086)
                                                         --------------    --------------      --------------
Other Comprehensive income (loss):
  Derivative adjustments, net                                                         492
Amounts reclassified into operations                                (85)             (161)
                                                         --------------    --------------      --------------
  Total other comprehensive income (loss)                           (85)              331
                                                         --------------    --------------      --------------
Comprehensive loss                                       $      (76,857)   $      (27,857)     $      (11,086)
                                                         --------------    --------------      --------------

See notes to consolidated financial statements included in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)

                                                                           52 WEEKS           52 WEEKS             52 WEEKS
                                                                             ENDED             ENDED                ENDED
                                                                           JUNE 29,           JUNE 30,              JULY 1,
STATEMENTS OF CASH FLOWS                                                     2002               2001                 2000
                                                                           ---------       -------------         -------------
                                                                                            AS RESTATED,          AS RESTATED,
                                                                                             SEE NOTE 2            SEE NOTE 2
                                                                                           -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $ (76,772)      $     (28,188)         $    (11,086)
    Adjustments to reconcile net loss to net cash from operating activities:
    Non cash items                                                               (85)                331
    Equity in comprehensive loss of La Petite Academy, Inc.                   76,857              27,857                11,086
                                                                           ---------       -------------          ------------
        Net cash from operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in La Petite Academy, Inc.                                    (15,000)                                  (14,992)
                                                                           ---------        ------------          ------------
        Net cash used in investing activities                                (15,000)                                  (14,992)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of redeemable preferred stock                      15,000                                    14,992
      and warrants, net of expenses
                                                                           ---------        ------------          ------------
        Net cash provided by financing activities                             15,000                                    14,992

NET CHANGE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                                           $                $                     $
                                                                           =========        ============          ============

See Notes to Consolidated Financial Statements included in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                          BALANCE AT        CHARGED TO                        BALANCE AT
                                           JUNE 30,          COSTS AND                         JUNE 29,
DESCRIPTION                                2001 (a)          EXPENSES        WRITE-OFFS          2002
                                        ----------------   --------------   -------------   ---------------
Allowance for doubtful accounts         $            671   $        2,951   $       2,708   $           914
                                        ----------------   --------------   -------------   ---------------

                                          BALANCE AT        CHARGED TO                        BALANCE AT
                                            JULY 1,          COSTS AND                         JUNE 30,
DESCRIPTION                                  2000           EXPENSES (a)      WRITE-OFFS       2001 (a)
                                        ----------------   --------------   -------------   ---------------
Allowance for doubtful accounts         $            406   $        4,665   $       4,400   $           671
                                        ----------------   --------------   -------------   ---------------

                                          BALANCE AT         CHARGED TO                        BALANCE AT
                                            JULY 3,          COSTS AND                          JULY 1,
DESCRIPTION                                  1999            EXPENSES         WRITE-OFFS         2000
                                        ----------------   --------------   -------------   ---------------
Allowance for doubtful accounts         $            306   $        2,931   $       2,831   $           406
                                        ----------------   --------------   -------------   ---------------

(a) As restated - See notes to consolidated financial statements included in
Part II of the Annual Report on Form 10-K
                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

RESERVE FOR CLOSED ACADEMIES

                                         BALANCE AT        CHARGED TO                         BALANCE AT
                                          JUNE 30,         COSTS AND         CHARGED TO        JUNE 29,
DESCRIPTION                                2001(a)          EXPENSES          RESERVE            2002
                                        -------------    -------------     -------------      ----------
Reserve for Closed Academies            $       6,565    $       3,208     $       5,175      $    4,598
                                        -------------    -------------     -------------      ----------

                                         BALANCE AT        CHARGED TO                         BALANCE AT
                                           JULY 1,         COSTS AND         CHARGED TO        JUNE 30,
DESCRIPTION                                 2000          EXPENSES (a)      RESERVE (a)        2001 (a)
                                        -------------    -------------     -------------      ----------
Reserve for Closed Academies            $       8,533    $       2,455     $       4,423      $    6,565
                                        -------------    -------------     -------------      ----------

                                         BALANCE AT        CHARGED TO                         BALANCE AT
                                           JULY 3,         COSTS AND         CHARGED TO         JULY 1,
DESCRIPTION                                 1999          EXPENSES (a)      RESERVE (a)        2000 (a)
                                        -------------    -------------     -------------      ----------
Reserve for Closed Academies            $       4,048    $       7,705     $       3,220      $    8,533
                                        -------------    -------------     -------------      ----------

(a) As restated - See notes to consolidated financial statements included in
Part II of the Annual Report on Form 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 19, 2003.

                                              LPA Holding Corp.

                                              /s/ Michael F. Czlonka
                                              ----------------------------------
                                              By: Michael F. Czlonka
                                              Chief Financial Officer and duly
                                              authorized representative of the
                                              registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on February 19, 2003.

/s/ Gary A. Graves                            /s/ Stephen P. Murray
-------------------------------------         ----------------------------------
By:  Gary A. Graves                           By: Stephen P. Murray
Chief Executive Officer, President,           Chairman of the Board and Director
Chief Operating Officer, and Director

/s/ Mitchell J. Blutt, M.D.                   /s/ Terry D. Byers
-------------------------------------         ----------------------------------
By:  Mitchell J. Blutt, M.D.                  By:  Terry D. Byers
Director                                      Director

/s/ Robert E. King                            /s/ Kevin G. O'Brien
-------------------------------------         ----------------------------------
By:  Robert E. King                           By:  Kevin G. O'Brien
Director                                      Director

/s/ Ronald L. Taylor
-------------------------------------
By:  Ronald L. Taylor
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 19, 2003.

                                              La Petite Academy, Inc.

                                              /s/ Michael F. Czlonka
                                              ----------------------------------
                                              By: Michael F. Czlonka
                                              Chief Financial Officer and duly
                                              authorized representative of the
                                              registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on February 19, 2003.

/s/ Gary A. Graves                            /s/ Stephen P. Murray
--------------------                          ----------------------------------
By:  Gary A. Graves                           By: Stephen P. Murray
Chief Executive Officer, President and        Chairman of the Board and Director
Director

/s/ Mitchell J. Blutt, M.D.                   /s/ Terry D. Byers
-------------------------------------         ----------------------------------
By:  Mitchell J. Blutt, M.D.                  By:  Terry D. Byers
Director                                      Director

/s/ Robert E. King                            /s/ Kevin G. O'Brien
-------------------------------------         ----------------------------------
By:  Robert E. King                           By:  Kevin G. O'Brien
Director                                      Director

/s/ Ronald L. Taylor
-------------------------------------
By:  Ronald L. Taylor
Director

                                  CERTIFICATION

I, Gary A. Graves, certify that:

1. I have reviewed this annual report on Form 10-K of LPA Holding Corp. and La Petite Academy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the LPA Holding Corp. and La Petite Academy, Inc. as of, and for, the periods presented in this annual report;

February 19, 2003
/s/ Gary A. Graves
-----------------------
By:  Gary A. Graves
Chief Executive Officer

                                  CERTIFICATION

I, Michael F. Czlonka, certify that:

1. I have reviewed this annual report on Form 10-K of LPA Holding Corp. and La Petite Academy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the LPA Holding Corp. and La Petite Academy, Inc. as of, and for, the periods presented in this annual report;

February 19, 2003
/s/ Michael F. Czlonka
-----------------------
By: Michael F. Czlonka
Chief Financial Officer