Form 10-Q
period 2002-10-19
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2003-08-13
CIK 1062774, 901116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 19, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 8, 2003, LPA Holding Corp. had outstanding 773,403 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of August 8, 2003, the additional registrant had the number of outstanding shares, shown on the following table.

                             ADDITIONAL REGISTRANTS

                                                                                     Number of Shares
                          Jurisdiction of   Commission       IRS Employer                of Common
          Name             Incorporation    File Number    Identification No.        Stock Outstanding
----------------------     -------------    -----------    ------------------   --------------------------
La Petite Academy, Inc.   Delaware          333-56239      43-1243221           100 shares of Common
                                                                                Stock (par value, $.01 per
                                                                                share)

LPA HOLDING CORP. AND SUBSIDIARIES

INDEX

                                                                              PAGE
                                                                              ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

    Condensed Consolidated Balance Sheets                                      4-5

    Condensed Consolidated Statements of Operations and Comprehensive Loss      6

    Condensed Consolidated Statements of Cash Flows                             7

    Notes to Condensed Consolidated Financial Statements                       8-14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         14-20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            20-21

ITEM 4. CONTROLS AND PROCEDURES                                               21-22

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                       23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                        23

SIGNATURES                                                                    24-27

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         OCTOBER 19,          JUNE 29,
                                                                            2002                2002
                                                                         ----------          ----------
ASSETS
Current assets:
    Cash and cash equivalents                                            $   14,629          $   16,092
    Restricted cash investments                                               6,314               3,516
    Accounts and notes receivable, (net of allowance for
       doubtful accounts of $1,088 and $914)                                 12,451              11,225
    Supplies inventory                                                        3,007               2,955
    Other prepaid expenses                                                    4,157               1,517
    Refundable taxes                                                            410                 528
                                                                         ----------          ----------
         Total current assets                                                40,968              35,833

Property and equipment, at cost:
    Land                                                                      5,442               5,168
    Buildings and leasehold improvements                                     71,796              74,137
    Furniture and equipment                                                  10,244              16,151
    Construction in progress                                                                      2,794
                                                                         ----------          ----------
                                                                             87,482              98,250
    Less accumulated depreciation                                            43,246              52,189
                                                                         ----------          ----------
         Property and equipment, net                                         44,236              46,061

Other assets (Note 3)                                                         9,184               9,674
                                                                         ----------          ----------
Total assets                                                             $   94,388          $   91,568
                                                                         ==========          ==========

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         OCTOBER 19,          JUNE 29,
                                                                            2002                2002
                                                                         ----------          ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Overdrafts due banks                                                 $    4,632          $    4,491
    Accounts payable                                                         11,174               8,069
    Current maturities of long-term debt and capital lease                    2,026               2,150
    obligations (Note 4)
    Accrued salaries, wages and other payroll costs                          16,622              17,450
    Accrued insurance liabilities                                             4,561               2,471
    Accrued property and sales taxes                                          5,006               4,053
    Accrued interest payable                                                  6,798               2,119
    Reserve for closed academies                                              2,362               1,833
    Other current liabilities                                                12,696               8,754
                                                                         ----------          ----------
         Total current liabilities                                           65,877              51,390

Long-term debt and capital lease obligations (Note 4)                       198,419             196,963
Other long-term liabilities (Note 5)                                          9,544              11,220

Series A 12% redeemable preferred stock ($.01 par value per share);
    45,000 shares authorized, issued and outstanding as of October 19,       66,211              63,397
    2002 and June 29, 2002; aggregate liquidation preference of $71.0 million and $68.5 million, respectively
Series B 5% convertible redeemable participating preferred stock
    ($.01 par value per share); 6,900,000 shares authorized, 6,899,724       15,461              15,227
    issued and outstanding as of October 19, 2002 and June 29 2002;
    aggregate liquidation   preference of $15.5 million and $15.2
    million, respectively
Stockholders' deficit:
    Class A common stock ($.01 par value per share); 14,980,000 shares            6                   6
    authorized and 564,985 shares issued and outstanding
    Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding
    Common stock warrants                                                     8,596               8,596
    Accumulated other comprehensive income                                      219                 246
    Accumulated deficit                                                    (269,945)           (255,477)
                                                                         ----------          ----------
         Total stockholders' deficit                                       (261,124)           (246,629)
                                                                         ----------          ----------
Total liabilities and stockholders' deficit                              $   94,388          $   91,568
                                                                         ==========          ==========

                                                                     (concluded)

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                                           16 WEEKS             16 WEEKS
                                                                             ENDED                ENDED
                                                                          OCTOBER 19,          OCTOBER 20,
                                                                             2002                 2001
                                                                         ------------         ------------
Operating revenue                                                        $    116,838         $    114,398

Operating expenses:
    Salaries, wages and benefits                                               66,032               65,100
    Facility lease expense                                                     13,961               13,882
    Depreciation and amortization                                               3,235                4,541
    Restructuring charges                                                       1,248                1,160
    Provision for doubtful accounts                                               838                1,052
    Other                                                                      36,227               32,020
                                                                         ------------         ------------

Total operating expenses                                                      121,541              117,755
                                                                         ------------         ------------

Operating loss                                                                 (4,703)              (3,357)

Interest expense                                                                6,711                7,144
Interest income                                                                   (74)                 (85)
                                                                         ------------         ------------
        Net interest costs                                                      6,637                7,059
                                                                         ------------         ------------
Loss before income taxes                                                      (11,340)             (10,416)
Provision for income taxes                                                         78
                                                                         ------------         ------------
Net loss                                                                      (11,418)             (10,416)
                                                                         ------------         ------------

Other comprehensive loss:
    Amounts reclassified into operations                                          (27)                 (27)
                                                                         ------------         ------------
        Total other comprehensive loss                                            (27)                 (27)
                                                                         ------------         ------------
Comprehensive loss                                                       $    (11,445)        $    (10,443)
                                                                         ============         ============

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

                                                                                    16 WEEKS ENDED
                                                                            ---------------------------
                                                                            OCTOBER 19,     OCTOBER 20,
                                                                                2002           2001
                                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $   (11,418)    $   (10,416)
   Adjustments to reconcile net loss to net cash from operating activities
    Restructuring charges                                                         1,248           1,160
    Depreciation and amortization                                                 3,235           4,541
    Loss on sales and disposals of property and equipment                            28              30
    Other non-cash items                                                            586             227
   Changes in assets and liabilities:
    Restricted cash investments                                                  (2,798)           (745)
    Accounts and notes receivable                                                (1,226)            438
    Supplies inventory                                                              (52)            823
    Other prepaid expenses                                                       (2,640)         (3,555)
    Refundable taxes                                                                118             240
    Overdrafts due banks                                                            141            (789)
    Accounts payable                                                              3,105             547
    Accrued salaries, wages and other payroll costs                                 172            (700)
    Accrued property and sales taxes                                                953             967
    Accrued interest payable                                                      4,679           4,670
    Other current liabilities                                                     3,942           3,859
    Accrued insurance liabilities                                                   567             234
    Reserve for closed academies                                                   (816)         (1,181)
    Other changes in assets and liabilities, net                                   (127)            689
                                                                            -----------     -----------
           Net cash (used for) provided by operating activities                    (303)          1,039
                                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                          (2,035)         (3,693)
   Proceeds from sale of assets                                                                      (2)
                                                                            -----------     -----------
           Net cash used for investing activities                                (2,035)         (3,695)
                                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of debt and capital lease obligations                                 (625)           (499)
   Net borrowings under the Revolving Credit Agreement                            1,500           3,200
                                                                            -----------     -----------
           Net cash provided by financing activities                                875           2,701
                                                                            -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (1,463)             45
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 16,092           5,414
                                                                            -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    14,629     $     5,459
                                                                            ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest                                                                $     1,344     $     1,887
    Income taxes                                                                     62              83
   Non-cash investing and financing activities:
    Capital lease obligations of $85 and $12 were incurred during the 16 weeks ended October 19, 2002 and October 20, 2001, respectively.

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION

     The consolidated financial statements presented herein include LPA Holding Corp. (Parent), and its wholly owned subsidiary, La Petite Academy, Inc. (La Petite), and La Petite's wholly owned subsidiaries: Bright Start Inc. (Bright Start), and LPA Services, Inc. (Services). Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the "Company."

     On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company, and Parent entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). LPA is the direct parent company of Parent and an indirect parent of La Petite. LPA is owned by an affiliate of J.P. Morgan Partners LLC (JPMP) and by an entity controlled by Robert E. King, a director of La Petite and Parent.

     The Company offers educational, developmental and child care programs that are available on a full-time or part-time basis, for children between six weeks and twelve years old. The Company's schools are located in 37 states and the District of Columbia, primarily in the southern, Atlantic coastal, mid-western and western regions of the United States.

     As of October 19, 2002, the Company operated 695 schools including 633 residential Academies, 30 employer-based schools and 32 Montessori schools. For the 16 weeks ended October 19, 2002, the Company had an average attendance of approximately 69,700 full and part-time children.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America
     (GAAP). The results for the interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

     Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended June 29, 2002.

     The accompanying unaudited condensed consolidated interim financial statements reflect certain previously reported restatements to the results of operations as of and for the 16 weeks ended October 20, 2001, contained in the Company's Quarterly Report on Form 10-Q/A for the period ended October 20, 2001.

     The restatements resulted from the Company's determination that certain asset, liability, revenue and expense items were incorrectly reported or recognized in previously issued quarterly and annual financial statements. The correction of these errors resulted in a net increase in net loss of approximately $7.2 million, on an after-tax basis, for the 16 weeks ended October 20, 2001. For a further discussion of the restatements, see Notes 2 and 16 to the audited consolidated financial statements included at Item 8 of the Company's Annual Report on Form 10-K for the year ended June 29, 2002.

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

     The Company was not in compliance with certain of the financial and informational covenants contained in an agreement (the Credit Agreement) providing for a term loan facility and revolving credit agreement for the first quarter of fiscal year 2003. The Company obtained limited waivers of non-compliance with such financial and informational covenants from the requisite lenders under the Credit Agreement through February 7, 2003. The amendment to the Credit Agreement dated as of February 10, 2003, permanently waived such defaults and among other things, revised and set as applicable, financial covenant targets for fiscal years 2003 through 2006. In the third and fourth quarters of fiscal year 2003, the Company was not in compliance with certain of the informational covenants contained in the Credit Agreement. The Company obtained limited waivers of non-compliance with such informational covenants through July 31, 2003, and permanent waivers of such non-compliance on July 31, 2003. For additional information on the amendments to the Credit Agreement dated as of February 10, 2003 and July 31, 2003, see Note 9-Subsequent Events.

     Management is instituting and executing a series of plans and actions designed to improve the Company's operating results and cash flows and to strengthen the Company's financial position. These plans include cost reductions resulting from continued academy closures, targeted reductions in operating expenses and optimization of the Company's real estate portfolio. The Company closed 25 schools in the first quarter of fiscal year 2003. Subsequent to the end of the first quarter, the Company closed an additional twelve schools in the second quarter, ten schools in the third quarter and 25 schools in the fourth quarter of fiscal year 2003.

     Management believes that implementation of its plans to improve operations and cash flows, coupled with the amendment of the financial covenants contained in the Credit Agreement and the additional contingent equity commitments provided in connection with the February 10, 2003 amendment to the Credit Agreement by LPA and the other stockholders of Parent, if needed, will allow the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company's lenders will waive any future violations of the Credit Agreement that may occur or agree to future amendments of the Credit Agreement or that the Company can obtain additional funding from Parent beyond that noted above or any other external source.

     FISCAL YEAR END - The Company utilizes a 52 or 53-week fiscal year, ending on the Saturday closest to June 30, that is composed of 13 four-week periods. The first quarter contains four such periods or 16 weeks and each remaining quarter contains 3 periods or 12 weeks.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets having finite lives acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill and indefinite lived intangible assets not be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As of October 19, 2002, the net book value of the Company's goodwill was $0. Therefore, the adoption of this standard has not had a material impact on the Company's financial condition or results of operations.

     Also, in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets, except for certain obligations of lessees. The adoption of this standard has not had a material impact on the Company's financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modified the financial accounting and reporting for long-lived assets to be disposed of by sale, and it broadens the presentation of discontinued operations to include more disposal transactions. Implementation of this Statement, which is effective for the Company's 2003 fiscal year, has not had a material impact on the Company's financial condition, results of operations, or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Although the Statement may impact the timing of recognizing a restructuring charge, the Company has determined that SFAS No. 146 will not have a material effect on its financial condition, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure: An amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable for fiscal years ending after December 15, 2002. As of October 19, 2002, the Company adopted the disclosure provision of SFAS No. 148.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements of interim or annual financial periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company has determined that FIN 45 will not have a material effect on its financial condition, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities and therefore FIN 46 will not have an impact on its financial condition, results of operations or cash flows.

3.   OTHER ASSETS
     (in thousands of dollars)

                                             OCTOBER 19,      JUNE 29,
                                                2002           2002
                                             -----------     ---------
     Deferred financing costs                $   9,514       $   9,514
     Accumulated amortization                   (4,703)         (4,342)
                                             ---------       ---------
                                                 4,811           5,172
     Other assets (a)                            4,373           4,502
                                             ---------       ---------
                                             $   9,184       $   9,674
                                             =========       =========

     (a) Other long-term assets consist primarily of properties held for sale, which are valued at the fair market less costs to sell.

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     (in thousands of dollars)

                                                      OCTOBER 19,      JUNE 29,
                                                         2002            2002
                                                      -----------      --------
     Senior Notes, 10.0% due May 15, 2008             $ 144,326       $ 143,954
     Borrowings under Credit Agreement                   54,664          53,414
     Capital lease obligations                            1,455           1,745
                                                      ---------       ---------
                                                        200,445         199,113
     Less current maturities of long-term debt
         and capital lease obligations                   (2,026)         (2,150)
                                                      ---------       ---------
                                                      $ 198,419       $ 196,963
                                                      =========       =========

     At October 19, 2002, the Company was not in compliance with certain of the financial covenants contained in the Credit Agreement. See Note 9 for further information regarding the waiver of such default and other defaults under the Credit Agreement and a description of subsequent amendments to the financial covenants, maturity dates and certain other terms of the Credit Agreement.

5.   OTHER LONG-TERM LIABILITIES
     (in thousands of dollars)

                                                    OCTOBER 19,        JUNE 29,
                                                       2002              2002
                                                    -----------       ----------
     Unfavorable leases (a)                          $     965        $   1,111
     Reserve for closed schools (b)                      1,759            2,765
     Deferred signing bonus (c)                          1,000
     Long-term insurance liabilities (d)                 5,820            7,344
                                                     ---------        ---------
                                                     $   9,544        $  11,220
                                                     =========        =========

     (a) In connection with the acquisitions of La Petite and Bright Start, a liability for unfavorable operating leases was recorded and is being amortized over the average remaining life of the leases.

     (b) The reserve for closed schools includes the long-term liability related primarily to leases for schools that were closed and are no longer operated by the Company.

     (c) The Company entered into an employment agreement with Judith A. Rogala in January 2000 which included a signing incentive of $1.5 million, vesting at 25% per year, payable on the fourth anniversary date of employment.

     (d) Long-term insurance liabilities reflect the Company's obligation for incurred but not reported workers' compensation, auto and general liability claims.

6.   COMMITMENTS AND CONTINGENCIES

     The Company is presently, and has been from time to time, subject to claims and litigation arising in the ordinary course of business. Management believes that none of the claims or litigation, of which it is aware, will materially affect the Company's financial condition, liquidity, or results of operations, although assurance cannot be given with respect to the ultimate outcome of any such actions.

7    STOCK-BASED COMPENSATION

     On August 26, 2002, the Company granted options to purchase 180,254 shares of common stock of Parent at an exercise price of $0.01 to its then Chief Operating Officer (subsequently promoted to Chief Executive Officer). On August 26, 2002, the Company also granted options to purchase 270,381 shares of common stock of Parent at an exercise price of $0.01 to its Chief Executive Officer. In return for the grant of new options, the Chief Executive Officer forfeited all previous option grants.

     The Company accounts for all options in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock options granted.

     The weighted average fair value at date of grant for options granted during the 16 weeks ended October 19, 2002 was $0.00. Had compensation cost for these options been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," it would not have had a material effect on the Company's results of operations.

8.   RESTRUCTURING CHARGES

     The Company recognized restructuring charges of $2.5 million in the first quarter of the 2003 fiscal year, in connection with the closure of 23 schools and $0.4 million in connection with the write-down to fair market value of real estate properties held for disposal, offset by recoveries of $1.6 million principally due to settlement of lease liabilities for less than the recorded reserves. In the first quarter of the 2002 fiscal year, the Company recognized a restructuring charge of $1.2 million in connection with the closure of four schools. Included in the restructuring charges were non-cash charges of $0.9 million and $0.4 million in the first quarter fiscal years 2003 and 2002 respectively. The restructuring charges related to the school closures consisted principally of the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income, and the write-off of leasehold improvements. A summary of the restructuring reserve activity is as follows, with dollars in thousands:

     Balance at June 29, 2002                                        $    4,598
     Reserves recorded in the first quarter of fiscal year 2003           2,877
     Recoveries recorded in the first quarter of fiscal year 2003        (1,629)
     Amount utilized in the first quarter of fiscal year 2003            (1,725)
                                                                     ----------
     Balance at October 19, 2002                                     $    4,121
                                                                     ==========

     On the condensed consolidated balance sheet, the current portion of the restructuring reserve is presented in the reserve for closed academies line item, and the long-term portion is included in the other long-term liabilities line item.

9.   SUBSEQUENT EVENTS

     The Company was not in compliance with certain of the financial and informational covenants contained in the Credit Agreement for the third quarter ended April 6, 2002 and the fourth quarter ended June 29, 2002. Furthermore, following the restatement of the Company's financial information for the fiscal years 1999, 2000 and 2001, the Company was not in compliance with certain of the financial covenants for each of the quarters ending in fiscal years 1999, 2000 and 2001 and the first two quarters of fiscal year 2002. In addition, the Company was not in compliance with certain of the financial and informational covenants for the first quarter of fiscal year 2003. The Company received limited waivers of non-compliance with the foregoing financial and informational covenants through February 7, 2003. The amendment to the Credit Agreement dated as of February 10, 2003, permanently waived such defaults. In the third and fourth quarters of fiscal year 2003, the Company was not in compliance with certain of the informational covenants contained in the Credit Agreement. The Company obtained limited waivers of non-compliance with such informational covenants through July 31, 2003, and permanent waivers of such non-compliance on July 31, 2003.

     On February 10, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 5 to the Credit Agreement. The amendment waived existing defaults of Parent and La Petite in connection with (a) the failure to satisfy certain financial covenants for the quarterly periods ended (i) during 1999, 2000, 2001 and 2002 and (ii) nearest to September 30, 2002 and December 31, 2002; (b) the failure to deliver timely financial information to the senior secured lenders; (c) the failure to file certain reports with the Securities and Exchange Commission; (d) the failure to obtain the consent of the senior lenders prior to the disposition of certain assets; and (e) the failure to deliver required documents to the senior lenders prior to the disposition of other assets. Additionally, the amendment extended the final maturity of the Credit Agreement by one year to May 11, 2006, revised the amortization schedule to account for the additional one-year extension and revised and set, as applicable, financial covenant targets (such as maximum leverage ratio and minimum fixed charge coverage ratio) for fiscal years 2003 through 2006. As a condition to the effectiveness of Amendment No. 5, Parent was required to obtain contingent equity commitments from its existing stockholders for an amount equal to $14,500,000. Pursuant to Amendment No. 5, none of the proceeds, if any, received by Parent as a result of the contingent equity commitments is required to be used to prepay the term loans outstanding under the Credit Agreement.

     On July 31, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 6 to the Credit Agreement. The amendment permanently waived existing third and fourth quarter defaults of Parent and La Petite in connection with (a) the failure to deliver timely financial information to the senior secured lenders; (b) the failure to deliver timely information regarding purchases of material assets to the senior secured lenders; and (c) the failure to file certain reports with the Securities and Exchange Commission. Additionally, the amendment revised the definition of Consolidated EBITDA in the Credit Agreement.

     Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to Securities Purchase Agreement dated July 31, 2003, Parent may issue up to 6,669,734 shares of its series B convertible preferred stock. In connection with such prospective issuance, Parent issued warrants to purchase 1,692,423 shares of its class A common stock, pro rata to each Electing Stockholder. All of the proceeds received by Parent from the issuance of the series B preferred stock, if any, will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

     The Electing Stockholders are only required to purchase shares of series B preferred stock if (a) the fixed charge coverage ratio at the end of a fiscal quarter (calculated in accordance with the terms of the Credit Agreement) is less than the fixed charge coverage ratio target set forth in the Credit Agreement with respect to such fiscal quarter (a "Fixed Charge Purchase"), (b) from time to time, the cash account of Parent and its subsidiaries is negative (as calculated in accordance with the provisions of Amendment No. 1 to the Securities Purchase agreement) over a historical 4 or 5 week review period (a "Cash Shortfall Purchase"), or (c) (i) a payment default shall occur and be continuing under the Credit Agreement or
     (ii) following payment in full of the obligations under the Credit Agreement, a payment default shall occur and be continuing under the Indenture for the Senior Notes (a "Payment Default Purchase"). The aggregate number of shares to be purchased, if any, by the Electing Stockholders pursuant to a Fixed Charge Purchase shall be purchased within ten business days following the date that Parent is required to deliver its quarterly or annual, as applicable, financial information to the senior lenders pursuant to the terms of the Credit Agreement, and shall equal the quotient obtained by dividing (x) the amount of cash which would have been needed to increase the Parent's consolidated EBITDAR (as defined in the Credit Agreement) to an amount which would have satisfied the fixed charge coverage ratio target set forth in the Credit Agreement by (y) 2.174. The aggregate number of shares to be purchased, if any, by the Electing Stockholders pursuant to a Cash Shortfall Purchase shall be made on the tenth business day after the end of each review period, and shall equal (A) the sum of (x) the cash deficit and (y) $500,000, divided by (B) 2.174, less (C) the number of shares purchased pursuant to Cash Shortfall Purchases and Fixed Charge Purchases during the applicable review period. The aggregate number of shares to be purchased by the Electing Stockholders pursuant to a Payment Default Purchase shall be purchased within five (5) business days after notice of such default is delivered to the Electing Stockholders and shall equal (A) the amount of funds necessary to cure the payment default under the Credit Agreement or the Indenture for the Senior Notes, as applicable, divided by (B) 2.174. The Electing

     Stockholders have the right to purchase shares of series B preferred stock at any time, in which case the aggregate number of shares of series B preferred stock to be purchased by the Electing Stockholders with respect to a particular fiscal quarter or review period, as applicable, shall be reduced by the number of shares of series B preferred stock purchased prior to the expiration of such fiscal quarter or review period. The obligation of each Electing Stockholder to purchase shares of series B preferred stock shall expire on the earlier of (a) the date the Electing Stockholders purchase an aggregate of 6,669,734 shares of series B preferred stock; and
     (b) the date the obligations (other than contingent obligations and liabilities) of Parent and its subsidiaries under (i) the Credit Agreement and (ii) the Indenture dated as of May 11, 1998, among the Corporation and certain of its subsidiaries and PNC Bank, National Association as trustee (as amended) are terminated.

     LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, 6,662,879 shares of the series B preferred stock being offered and has received warrants to purchase 1,690,683 shares of Parent's class A common stock in connection with such commitment. In accordance with such commitment, in June 2003 LPA purchased 341,766 shares of series B preferred stock. Further, in accordance with their commitment to purchase shares of series B preferred stock in accordance with the terms of the Securities Purchase Agreement, in July 2003 the Electing Stockholders other than LPA purchased 570 shares of series B preferred stock. Accordingly, the contingent equity commitment from the stockholders of Parent has been reduced from $14,500,000 to $13,757,131.

     The Company has undergone significant changes in executive management since June 29, 2002. For example, on December 12, 2002, the Company promoted Gary
     A. Graves from Chief Operating Officer to Chief Executive Officer and President. Judith A. Rogala, the former President and Chief Executive Officer of the Company had resigned to pursue other business opportunities in her home state of California. The Company and Ms. Rogala have entered into a Separation Agreement dated December 11, 2002.

     Subsequent to the end of the first quarter, the Company closed twelve schools in the second quarter, ten schools in the third quarter and 25 schools in the fourth quarter of fiscal year 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report. The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain previously reported restatements to the results of operations for the 16 weeks ended October 20, 2001 contained in the Company's Quarterly Report on Form 10-Q/A for the period ended October 20, 2001. For a discussion of the restatements, see Notes 2 and 16 to the audited consolidated financial statements included at Item 8 of the Company's Annual Report on Form 10-K for the year ended June 29, 2002.

Historically, the Company's operating revenue has followed the seasonality of the school year, declining during the summer months and the calendar year-end holiday period. The number of new children enrolling at La Petite's educational facilities (the schools) is generally highest in September-October and January-February, generally referred to as the Fall and Winter enrollment periods. As a result of this seasonality, results for one quarter are not necessarily indicative of results for an entire year.

The Company operated 695 schools at the end of the first quarter of fiscal year 2003 as compared to 725 schools for the same period of fiscal year 2002. The net decrease of 30 schools is a result of 37 closures and 7 openings or additions. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

New educational facilities (new schools), as defined by the Company, are Academies opened within the current or previous fiscal year. These schools typically generate operating losses until the Academies achieve normalized occupancies. Established educational facilities (established schools), as defined by the Company, are schools that were open prior to the start of the previous fiscal year.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's operating results for the comparative 16 weeks ended October 19, 2002 and October 20, 2001, with amounts presented in thousands of dollars and as percentages of revenue:

                                             16 WEEKS ENDED                16 WEEKS ENDED
                                            OCTOBER 19, 2002              OCTOBER 20, 2001
                                        -------------------------      -----------------------
                                                       PERCENT OF                  PERCENT OF
                                          AMOUNT        REVENUE          AMOUNT     REVENUE
                                        -----------   -----------      ----------  ----------
Operating revenue                        $ 116,838       100.0%        $ 114,398      100.0%

Operating expenses:
   Salaries, wages and benefits             66,032        56.5            65,100       56.9
   Facility lease expense                   13,961        11.9            13,882       12.1
   Depreciation and amortization             3,235         2.8             4,541        4.0
   Restructuring charge                      1,248         1.1             1,160        1.0
   Provision for doubtful accounts             838         0.7             1,052        0.9
   Other                                    36,227        31.0            32,020       28.0
                                        ----------       -----         ---------      -----
Total operating expenses                   121,541       104.0           117,755      102.9
                                        ----------       -----         ---------      -----
Operating loss                          $   (4,703)       -4.0%        $  (3,357)      -2.9%
                                        ==========       =====         =========      =====

Operating revenue increased $2.4 million or 2.1% from the same period last year. This revenue increase was a result of a $4.7 million increase at established schools and a $0.7 million increase at new schools, offset by a reduction in revenue from closed schools of $3.0 million. The revenue increase is principally due to a 6.1% increase in the average weekly FTE tuition rate offset by a decline in the FTE attendance of 4.5%. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The 4.5% decrease in FTE attendance was principally due to school closures and a decline in FTE attendance at established schools, partially offset by increased FTE attendance at new schools.

Salaries, wages, and benefits increased $0.9 million or 1.4% from the same period last year. As a percentage of revenue, labor costs decreased slightly to 56.5% from 56.9% in the prior year. The increases in salaries, wages, and benefits includes increased labor costs of $1.1 million at established schools, increased labor costs of $0.4 million at new schools, increased field management and corporate administration labor costs of $0.5 million, increased benefit costs of $0.6 million, and $0.1 million increased bonus cost, offset by decreased labor costs of $1.8 million at closed schools. The increase in labor costs at established schools was mainly due to a 1.7% increase in average hourly wage rates and a 0.5% increase in labor hours as compared to the same period in the prior year.

Facility lease expense increased slightly from the same period last year. This increase was principally due to lower rent credits in the first quarter of the 2003 fiscal year resulting from certain unfavorable lease liabilities becoming fully amortized prior to the end of the first quarter of the 2003 fiscal year, and reductions in sublease income offset by reductions in lease payments for facilities with contingent rent provisions and for closed schools.

Depreciation and amortization decreased $1.3 million or 28.8% from the same period last year. The decrease in depreciation and amortization principally resulted from the reduction in carrying value of long-lived assets, including goodwill, as a result of the impairment losses recognized in the fourth quarter of the fiscal 2002 year.

The Company recognized restructuring charges of $2.5 million in the first quarter of the 2003 fiscal year, in connection with the closure of 23 schools and $0.3 million in connection with the write-down to fair market value of real estate properties held for disposal, offset by recoveries of $1.6 million principally due to settlement of lease liabilities for less than the recorded reserves. In the first quarter of the 2002 fiscal year, the Company recognized a restructuring charge of $1.2 million in connection with the closure of four schools. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Provision for doubtful accounts decreased $0.2 million or 20.3% from the same period last year. The decrease is principally the result of improved collection efforts over the same period in the prior year.

Other operating costs increased $4.2 million or 13.1% from the same period last year. Other operating costs include repairs and maintenance, utilities, insurance, real estate taxes, food, transportation, marketing, supplies, travel, professional fees, personnel, recruitment, training, bank overages and shortages, and other miscellaneous costs. The increase was due primarily to higher expenses in legal and professional fees, repairs and maintenance, insurance, food, recruitment, personnel, and bank shortages, offset by decreases in school activity costs, supplies, transportation, travel, and utilities. As a percentage of revenue, other operating costs increased to 31.0% as compared to 28.0% in the same period in the prior year.

As a result of the foregoing, the Company had an operating loss of $4.7 million in the first quarter of the 2003 fiscal year as compared to a $3.4 million loss in the first quarter of the 2002 fiscal year.

Net interest expense decreased $0.4 million or 6.2% as compared to the same period last year. The decrease was principally due to prior year mark-to-market adjustments for certain derivative investments held by the Company. (See Item 3 for details on the elimination of certain derivative investments held by the Company).

The provision for income taxes includes a state income tax provision. The effective federal tax rate for the sixteen weeks ended October 19, 2002 and October 20, 2001 was 0% due to the current period operating losses and the Company's provision of a full valuation allowance against deferred tax assets.

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

The Credit Agreement will terminate on May 11, 2006. Payments due under the amortization schedule for the term loan are $0.7 million in the remainder of fiscal year 2003, $1.0 million in fiscal year and 2004, $5.5 million in fiscal year 2005, and $28.8 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On October 19, 2002, there was $36.0 million outstanding under the term loan and $18.7 million outstanding under the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount of $5.9 million, and $0.4 million was available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

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

Pursuant to a pre-emptive offer dated November 13, 2001, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of series B preferred stock and warrants to purchase common stock of Parent. The series B preferred stock is junior to the series A preferred stock of Parent in terms of dividends, distributions, and rights upon liquidation. Parent offered and sold in the aggregate $15.0 million of its series B preferred stock and issued warrants to purchase 562,500 shares of its common stock as follows: (a) on November 15, 2001, Parent issued $3.4 million of series B preferred stock and 452,343 warrants, (b) on December 21, 2001, Parent issued $2.3 million of series B preferred stock and 110,157 warrants and (c) on May 14, 2002, Parent issued an additional $9.3 million of its series B preferred stock. All of the proceeds were contributed to La Petite as common equity and were used by La Petite for general working capital and liquidity purposes.

As of June 1, 2003, LPA beneficially owned 92.3% of the common stock of Parent on a fully diluted basis, $45 million of series A preferred stock of Parent and approximately $15.0 million of series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, a director of La Petite and Parent, owns a majority of the voting interests of LPA.

The Company was not in compliance with certain of the financial and informational covenants for numerous periods, including the first quarter of fiscal year 2003. The Company received limited waivers of noncompliance with the foregoing financial and informational covenants through February 7, 2003. The amendment to the Credit Agreement dated as of February 10, 2003 permanently waived such defaults. In the third and fourth quarters of fiscal year 2003, the Company was not in compliance with certain of the informational covenants contained in the Credit Agreement. The Company obtained limited waivers of non-compliance with such informational covenants through July 31, 2003, and permanent waivers of such non-compliance on July 31, 2003.

On February 10, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 5 to the Credit Agreement. The amendment waived existing defaults of Parent and La Petite in connection with (a) the failure to satisfy certain financial covenants for the quarterly periods ended (i) during 1999, 2000, 2001, and 2002 and (ii) nearest to September 30, 2002, and December 31, 2002; (b) the failure to deliver timely financial information to the senior secured lenders; (c) the failure to file reports with the Securities and Exchange Commission; (d) the failure to obtain the consent of the senior lenders prior to the disposition of certain assets; and (e) the failure to deliver required documents to the senior lenders prior to the disposition of other assets. Additionally, the amendment extended the final maturity of the Credit Agreement by one year to May 11, 2006, revised the amortization schedule to account for the additional one-year extension and revised and set, as applicable, financial covenant targets (such as maximum leverage ratio and minimum fixed charge coverage ratio) for fiscal years 2003 through 2006. As a condition to the effectiveness of Amendment No. 5, Parent was required to obtain contingent equity commitments from its existing stockholders for an amount equal to $14,500,000. Pursuant to Amendment No. 5, none of the proceeds, if any, received by Parent as a result of the contingent equity commitments is required to be used to prepay the term loans outstanding under the Credit Agreement.

On July 31, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 6 to the Credit Agreement. The amendment permanently waived existing third and fourth quarter defaults of Parent and La Petite in connection with (a) the failure to deliver timely financial information to the senior secured lenders; (b) the failure to deliver timely information regarding purchases of material assets to the senior secured lenders; and (c) the failure to file certain reports with the Securities and Exchange Commission. Additionally, the amendment revised the definition of Consolidated EBITDA in the Credit Agreement.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to Securities Purchase Agreement dated July 31, 2003, Parent may issue up to 6,669,734 shares of its series B convertible preferred stock. In connection with such prospective issuance, Parent issued warrants to purchase 1,692,423 shares of its class A common stock, pro rata to each Electing Stockholder. All of the proceeds received by Parent from the issuance of the series B preferred stock, if any, will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

The Electing Stockholders are only required to purchase shares of series B preferred stock if (a) the fixed charge coverage ratio at the end of a fiscal quarter (calculated in accordance with the terms of the Credit Agreement) is less than the fixed charge coverage ratio target set forth in the Credit Agreement with respect to such fiscal quarter(a "Fixed Charge Purchase"), (b) from time to time, the cash account of Parent and its subsidiaries is negative (as calculated in accordance with the provisions of Amendment No. 1 to the Securities Purchase agreement) over a historical 4 or 5 week review period (a "Cash Shortfall Purchase"), or (c) (i) a payment default shall occur and be continuing under the Credit Agreement or (ii) following payment in full of the obligations under the Credit Agreement, a payment default shall occur and be continuing under the Indenture for the Senior Notes (a "Payment Default Purchase"). The aggregate number of shares to be purchased, if any, by the Electing Stockholders pursuant to a Fixed Charge Purchase shall be purchased within ten business days following the date that Parent is required to deliver its quarterly or annual, as applicable, financial information to the senior lenders pursuant to the terms of the Credit Agreement, and shall equal the quotient obtained by dividing (x) the amount of cash which would have been needed to increase the Parent's consolidated EBITDAR (as defined in the Credit Agreement) to an amount which would have satisfied the fixed charge coverage ratio target set forth in the Credit Agreement by (y) 2.174. The aggregate number of shares to be purchased, if any, by the Electing Stockholders pursuant to a Cash Shortfall Purchase shall be made on the tenth business day after the end of each review period, and shall equal (A) the sum of (x) the cash deficit and (y) $500,000, divided by (B) 2.174, less (C) the number of shares purchased pursuant to Cash Shortfall Purchases and Fixed Charge Purchases during the applicable review period. The aggregate number of shares to be purchased by the Electing Stockholders pursuant to a Payment Default Purchase shall be purchased within five (5) business days after notice of such default is delivered to the Electing Stockholders and shall equal (A) the amount of funds necessary to cure the payment default under the Credit Agreement or the Indenture for the Senior Notes, as applicable, divided by (B) 2.174. The Electing Stockholders have the right to purchase shares of series B preferred stock at any time, in which case the aggregate number of shares of series B preferred stock to be purchased by the Electing Stockholders with respect to a particular fiscal quarter or review period, as applicable, shall be reduced by the number of shares of series B preferred stock purchased prior to the expiration of such fiscal quarter or review period. The obligation of each Electing Stockholder to purchase shares of series B preferred stock shall expire on the earlier of (a) the date the Electing Stockholders purchase an aggregate of 6,669,734 shares of series B preferred stock; and (b) the date the obligations (other than contingent obligations and liabilities) of Parent and its subsidiaries under (i) the Credit Agreement and (ii) the Indenture dated as of May 11, 1998, among the Corporation and certain of its subsidiaries and PNC Bank, National Association as trustee (as amended) are terminated.

LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, 6,662,879 shares of the series B preferred stock being offered and has received warrants to purchase 1,690,683 shares of Parent's class A common stock in connection with such commitment. In accordance with such commitment, in June 2003 LPA purchased 341,766 shares of series B preferred stock. Further, in accordance with their commitment to purchase shares of series B preferred stock in accordance with the terms of the Securities Purchase Agreement, in July 2003 the Electing Stockholders other than LPA purchased 570 shares of series B preferred stock. Accordingly, the contingent equity commitment from the stockholders of Parent has been reduced from $14,500,000 to $13,757,131.

Management is instituting and executing a series of plans and actions designed to improve the Company's operating results and cash flows and to strengthen the Company's financial position. These plans include cost reductions resulting from continued academy closures, targeted reductions in operating expenses and optimization of the Company's real estate portfolio. The Company closed 25 schools in the first quarter of fiscal year 2003. Subsequent to the end of the first quarter, the company closed an additional twelve schools in the second quarter, ten schools in the third quarter and 26 schools in the fourth quarter of fiscal year 2003.

Management believes that implementation of its plans to improve operations and cash flows, coupled with the amendment of the financial covenants contained in the Credit Agreement and the additional contingent equity commitments provided by LPA and other stockholders of Parent, if needed, will allow the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company's lenders will waive any future violations of the Credit Agreement that may occur or agree to future amendments of the Credit Agreement or that the Company can obtain additional funding from Parent beyond that as noted above or any other external source.

Cash flows used by operating activities were $0.3 million during the sixteen weeks ended October 19, 2002 compared to cash flows generated from operating activities of $1.0 million for the sixteen weeks ended October 20, 2001. The $1.3 million decrease in cash flows from operations was mainly due to a $1.9 million increase in net losses, net of non-cash charges, and increased restricted cash investments of $2.0 million, partially offset by decreased working capital amounts of $2.6 million. Restricted cash investments represent cash deposited in an escrow account as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

Cash flows used for investing activities were $2.0 million during the sixteen weeks ended October 19, 2002 as compared to cash flows used of $3.7 million during the same period ended on October 20, 2001. The $1.7 million decrease in cash flows used for investing activities was due to decreased capital expenditures.

Cash flows from financing activities were $0.9 million during the sixteen weeks ended October 19, 2002, compared to cash flows from financing activities of $2.7 million during the same period ended October 20, 2001. The $1.8 million decrease in cash flows from financing activities was principally due to decreased revolver borrowings.

During the 16 weeks ended October 19, 2002, the Company opened one new Journey-based school, three Journey-based school annexes and one employer-based school. Employer-based schools are generally operated in facilities provided by the employer. The cost to open a new Journey school ranges from $1.0 million to $2.0 million.

Total capital expenditures for the sixteen weeks ended October 19, 2002 and October 20, 2001 were $2.0 million and $3.7 million, respectively. The decrease in total capital expenditures is a result of decreased spending on maintenance and the development of new schools. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditure. Maintenance capital expenditures for the sixteen weeks ended October 19, 2002 and October 20, 2001 were $2.0 million and $3.6 million, respectively.

In addition to maintenance capital expenditures, the Company expends additional funds to repair and maintain its facilities in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the sixteen weeks ended October 19, 2002 and October 20, 2001 were $4.8 million and $3.8 million, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. See "Cautionary Statement Concerning Forward Looking Statements."

For a description of the Company's significant accounting policies, see "Item 8. Financial Statements and Supplementary Data, Note 3. Summary of Significant Accounting Policies", included in the Company's Annual Report on Form 10-K for the year ended June 29, 2002

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

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

         - Operational factors, including the Company's ability to open and profitably operate Academies and the Company's ability to satisfy its obligations and to comply with the covenants contained in the Credit Agreement and the indenture.

         - Demand factors, including general fluctuations in demand for child care services and seasonal fluctuations.

         - Competitive factors, including: (a) pricing pressures primarily from local nursery schools and child care centers and other large, national for-profit child care companies, (b) the hiring and retention of trained and qualified personnel, (c) the ability to maintain well-equipped facilities and (d) any adverse publicity concerning alleged child abuse at the Company's child care centers or at its Academies.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative financial instruments were utilized by the Company in the management of its interest rate exposures. The Company does not use derivative financial instruments for trading or speculative purposes.

Indebtedness as of October 19, 2002 consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $36.0 million at October 19, 2002 and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") not to be less than an amount equal to 2.50% per annum, plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for ABR loans. The Senior Notes will mature in May 2008 and the Credit Agreement will mature in May 2006. Payments due under the term loan are $0.7 million in the remainder of fiscal year 2003, $1.0 million in fiscal year 2004, $5.5 million in fiscal year 2005 and $28.8 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined). A 1% increase or decrease in the applicable index rate would result in a corresponding interest expense increase or decrease of $0.5 million per year.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures (the "Disclosure Controls") that are designed to ensure that information required to be disclosed in the reports and filed under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's Disclosure Controls include, without limitation, those components of internal controls over financial reporting ("Internal Controls") that provide reasonable assurances that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles.

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its Disclosure Controls pursuant to Rule 15d-15 of the Exchange Act. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). This evaluation resulted in the identification of certain material weaknesses in the Company's Internal Controls primarily related to: (a) the lack of timely preparation and accuracy of account reconciliations, (b) a lack of consistent understanding and compliance with Company's policies and procedures, and (c) the lack of stable financial management and accounting staff. These weaknesses contributed to Company's inability to complete the preparation of its Quarterly Report on Form 10-Q for the quarters ended October 19, 2002, January 11, 2003, and April 5, 2003 within the Exchange Act's prescribed time.

While the Company is in the process of implementing a more efficient and reliable system of Disclosure Controls, the Company has, on an immediate basis, instituted interim compensating controls and procedures to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported to its senior management. These interim compensating controls and procedures include, but are not necessarily limited to, (i) communicating a tone from senior management regarding the proper conduct in these matters, (ii) strengthening the financial management organization and reporting process, (iii) requiring stricter account reconciliation compliance, (iv) improving accounting policies and procedures,
(v) temporarily supplementing the Company's existing staff with additional contractor-based support to collect and analyze the information necessary to prepare the Company's financial statements, related disclosures and other information contained in the Company's SEC periodic reporting, (vi) increasing financial field audits of academies, (vii) increasing divisional financial staff accountability to ensure field adherence to financial policies and internal controls and (viii) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of the Company's Disclosure Controls, including establishing an informal Disclosure Committee comprised of internal and external professionals with financial, legal and operational expertise.

Beyond instituting interim measures, the Company is committed to continuing the process of identifying, evaluating and implementing corrective actions where required to improve the effectiveness of its Disclosure Controls on an overall basis. This has included instituting improved processes and procedures as they relate to such critical functions as account reconciliations and the monthly closing process; improving the quality and oversight of the accounting staff; enhancing field level controls; developing metrics to monitor and identify accounting and operational issues and transferring knowledge from outside contractors to the Company's financial staff.

The Company's Disclosure Controls, including the Company's Internal Controls, are designed to provide a reasonable level of assurance that the stated objectives are met. The Company's management, including the CEO and CFO, does not expect that the Company's Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and after giving effect to the interim compensating controls and procedures discussed above, the Disclosure Controls are effective, at a reasonable level of assurance, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, during the period in which the Company's periodic reports are being prepared.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls, subsequent to the date of their evaluation, other than the continuing impact of the corrective actions discussed above.

                                     ******

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is presently, and has been from time to time, subject to claims and litigation arising in the ordinary course of business. Management believes that none of the claims or litigation, of which it is aware, will materially affect the Company's financial condition or results of operations, although assurance cannot be given with respect to the ultimate outcome of any such actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 26, 2002, through Written Consent in Lieu of Meeting of the Stockholders, LPA Investment LLC, as holder of more than 66% of the common stock of LPA Holding Corp., approved the Employment Agreement between La Petite Academy, Inc. and Gary Graves. Also, on August 26, 2002, through Written Consent in Lieu of Meeting of the Stockholders, LPA Holding Corp., as the sole stockholder of La Petite Academy, Inc., approved the Employment Agreement between La Petite Academy and Gary Graves. Except for the stockholders that executed these Written Consents, no other stockholders were solicited and accordingly, no votes against or withheld were received on the foregoing matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits required by Item 601 of Regulation S-K:

         99.1   Section 906 certification of Chief Executive Officer

         99.2   Section 906 certification of Chief Financial Officer

b.       Reports on Form 8-K:

         On August 21, 2002, the Company filed a Current Report on Form 8-K reporting that it had received a limited waiver of non-compliance from its lenders under the Credit Agreement through September 30, 2002.

         On September 16, 2002, the Company filed a Current Report on Form 8-K reporting that it expected to take a material charge to earnings for fiscal 2002 and that the Company's audit committee was conducting an internal review.

         On October 2, 2002, the Company filed a Current Report on Form 8-K reporting that it had received another limited waiver of non-compliance from its lenders under the Credit Agreement through November 1, 2002.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LPA HOLDING CORP.

Dated August 13, 2003                /s/ Michael F. Czlonka
                                     ------------------------------------
                                     By: Michael F. Czlonka

                                     Chief Financial Officer and duly authorized representative of the registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LA PETITE ACADEMY, INC.

Dated August 13, 2003                /s/ Michael F. Czlonka
                                     -----------------------------
                                     By: Michael F. Czlonka

                                     Chief Financial Officer and duly authorized representative of the registrant

                                 CERTIFICATIONS

I, Gary A. Graves, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of LPA Holding Corp. and La Petite Academy, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the LPA Holding Corp. and La Petite Academy, Inc. as of, and for, the periods presented in this quarterly report;

         4. LPA Holding Corp.'s and La Petite Academy, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for LPA Holding Corp. and La Petite Academy, Inc. and have:

                           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrants, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           b) Evaluated the effectiveness of LPA Holding Corp. and La Petite Academy, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

                           c)   Presented in this quarterly report our
                                conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

         5. LPA Holding Corp.'s and La Petite Academy, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to LPA Holding Corp.'s and La Petite Academy, Inc.'s auditors and the audit committee of LPA Holding Corp.'s and La Petite Academy, Inc.'s board of directors (or persons performing the equivalent function):

                           a) All significant deficiencies in the design or operation of internal controls which could adversely affect LPA Holding Corp. and La Petite Academy, Inc.'s ability to record, process, summarize and report financial data and have identified for LPA Holding Corp.'s and La Petite Academy, Inc.'s auditors any material weaknesses in internal controls; and

                           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in LPA Holding Corp.'s and La Petite Academy, Inc.'s internal controls; and

         6. LPA Holding Corp.'s and La Petite Academy, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

August 13, 2003

/s/ Gary A. Graves
-------------------------------
By: Gary A. Graves
Chief Executive Officer

                                 CERTIFICATIONS

I, Michael F. Czlonka, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of LPA Holding Corp. and La Petite Academy, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the LPA Holding Corp. and La Petite Academy, Inc. as of, and for, the periods presented in this quarterly report;

         4. LPA Holding Corp.'s and La Petite Academy, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for LPA Holding Corp. and La Petite Academy, Inc. and have:

                           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrants, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           b) Evaluated the effectiveness of LPA Holding Corp. and La Petite Academy, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

                           c)   Presented in this quarterly report our
                                conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

         5. LPA Holding Corp.'s and La Petite Academy, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to LPA Holding Corp.'s and La Petite Academy, Inc.'s auditors and the audit committee of LPA Holding Corp.'s and La Petite Academy, Inc.'s board of directors (or persons performing the equivalent function):

                           a) All significant deficiencies in the design or operation of internal controls which could adversely affect LPA Holding Corp. and La Petite Academy, Inc.'s ability to record, process, summarize and report financial data and have identified for LPA Holding Corp.'s and La Petite Academy, Inc.'s auditors any material weaknesses in internal controls; and

                           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in LPA Holding Corp.'s and La Petite Academy, Inc.'s internal controls; and

         6. LPA Holding Corp.'s and La Petite Academy, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

August 13, 2003

/s/ Michael F. Czlonka
---------------------------
By: Michael F. Czlonka
Chief Financial Officer