Form 10-Q
period 2003-01-11
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2003-08-13
CIK 1062774, 901116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended January 11, 2003

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
                                                                                    Stock (par value, $.01 per
                                                                                    share)

LPA HOLDING CORP. AND SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                           PAGE
                                                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Condensed Consolidated Balance Sheets                                                                   4-5

    Condensed Consolidated Statements of Operations and Comprehensive Loss                                   6

    Condensed Consolidated Statements of Cash Flows                                                          7

    Notes to Condensed Consolidated Financial Statements                                                   8-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                   13-21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                         21

ITEM 4.  CONTROLS AND PROCEDURES                                                                           21-22

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                  23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                   23

SIGNATURES                                                                                                 24-27

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     JANUARY 11,     JUNE 29,
                                                                        2003           2002
                                                                    ------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $     10,445   $     16,092
    Restricted cash investments                                            7,397          3,516
    Accounts and notes receivable, (net of allowance for
       doubtful accounts of $1,024 and $914)                              12,578         11,225
    Supplies inventory                                                     2,818          2,955
    Other prepaid expenses                                                 3,898          1,517
    Refundable taxes                                                         165            528
                                                                    ------------   ------------
         Total current assets                                             37,301         35,833

Property and equipment, at cost:
    Land                                                                   5,442          5,168
    Buildings and leasehold improvements                                  71,291         74,137
    Furniture and equipment                                               10,364         16,151
    Construction in progress                                                  30          2,794
                                                                    ------------   ------------
                                                                          87,127         98,250
    Less accumulated depreciation                                         44,038         52,189
                                                                    ------------   ------------
         Property and equipment, net                                      43,089         46,061

Other assets (Note 3)                                                      8,945          9,674
                                                                    ------------   ------------
Total assets                                                        $     89,335   $     91,568
                                                                    ============   ============

                                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               JANUARY 11,          JUNE 29,
                                                                                  2003                2002
                                                                              ------------        ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Overdrafts due banks                                                      $      6,958        $      4,491
    Accounts payable                                                                11,725               8,069
    Current maturities of long-term debt and capital lease                           1,955               2,150
    obligations (Note 4)
    Accrued salaries, wages and other payroll costs                                 16,803              17,450
    Accrued insurance liabilities                                                    4,294               2,471
    Accrued property and sales taxes                                                 6,198               4,053
    Accrued interest payable                                                         2,817               2,119
    Reserve for closed academies                                                     2,195               1,833
    Other current liabilities                                                       11,533               8,754
                                                                              ------------        ------------
         Total current liabilities                                                  64,478              51,390

Long-term debt and capital lease obligations (Note 4)                              198,283             196,963
Other long-term liabilities (Note 5)                                                 9,573              11,220

Series A 12% redeemable preferred stock ($.01 par value per share);
    45,000 shares authorized, issued and outstanding as of January 11,              68,325              63,397
    2003 and June 29, 2002; aggregate liquidation preference of $73.0 million and $68.5 million, respectively
Series B 5% convertible redeemable participating preferred stock
    ($.01 par value per share); 6,900,000 shares authorized, 6,899,724              15,636              15,227
    issued and outstanding as of January 11, 2003 and June 29 2002;
    aggregate liquidation preference of $15.6 million and $15.2 million, respectively
Stockholders' deficit:
    Class A common stock ($.01 par value per share); 14,980,000 shares                   6                   6
    authorized and 564,985 shares issued and outstanding
    Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding
    Common stock warrants                                                            8,596               8,596
    Accumulated other comprehensive income                                             199                 246
    Accumulated deficit                                                           (275,761)           (255,477)
                                                                              ------------        ------------
         Total stockholders' deficit                                              (266,960)           (246,629)
                                                                              ------------        ------------
Total liabilities and stockholders' deficit                                   $     89,335        $     91,568
                                                                              ============        ============
                                                                                                    (concluded)

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                 12 WEEKS ENDED                28 WEEKS ENDED
                                           ---------------------------   ---------------------------
                                            JANUARY 11,    JANUARY 12,    JANUARY 11,    JANUARY 12,
                                               2003           2002           2003           2002
                                           ------------   ------------   ------------   ------------
Operating revenue                          $     86,653   $     86,469   $    203,491   $    200,867

Operating expenses:
    Salaries, wages and benefits                 48,561         47,390        114,593        112,490
    Facility lease expense                       10,633         10,472         24,594         24,354
    Depreciation and amortization                 2,442          3,424          5,677          7,965
    Restructuring charges                           428            349          1,676          1,509
    Provision for doubtful accounts                 710            725          1,548          1,777
    Other                                        22,264         22,879         58,492         54,899
                                           ------------   ------------   ------------   ------------

Total operating expenses                         85,038         85,239        206,580        202,994
                                           ------------   ------------   ------------   ------------

Operating income (loss)                           1,615          1,230         (3,089)        (2,127)

Interest expense                                  5,013          5,562         11,724         12,706
Interest income                                     (22)           (16)           (96)          (101)
                                           ------------   ------------   ------------   ------------
        Net interest costs                        4,991          5,546         11,628         12,605
                                           ------------   ------------   ------------   ------------
Loss before income taxes                         (3,376)        (4,316)       (14,717)       (14,732)
Provision for income taxes                          151                           229
                                           ------------   ------------   ------------   ------------
Net loss                                         (3,527)        (4,316)       (14,946)       (14,732)
                                           ------------   ------------   ------------   ------------

Other comprehensive loss:
    Amounts reclassified into operations            (20)           (20)           (47)           (47)
                                           ------------   ------------   ------------   ------------
        Total other comprehensive loss              (20)           (20)           (47)           (47)
                                           ------------   ------------   ------------   ------------
Comprehensive loss                         $     (3,547)  $     (4,336)  $    (14,993)  $    (14,779)
                                           ============   ============   ============   ============

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                                                     28 WEEKS ENDED
                                                                               ----------------------------
                                                                                JANUARY 11,    JANUARY 12,
                                                                                   2003           2002
                                                                               ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $    (14,946)  $    (14,733)
   Adjustments to reconcile net loss to net cash from operating activities
    Restructuring charges                                                             1,676          1,509
    Depreciation and amortization                                                     5,677          7,965
    Loss on sales and disposals of property and equipment                                48            137
    Other non cash items                                                              1,092            393
   Changes in assets and liabilities:
    Restricted cash investments                                                      (3,881)        (1,526)
    Accounts and notes receivable                                                    (1,353)            40
    Supplies inventory                                                                  137            387
    Other prepaid expenses                                                           (2,381)        (2,751)
    Refundable taxes                                                                    363            207
    Overdrafts due banks                                                              2,467            723
    Accounts payable                                                                  3,656            (82)
    Accrued salaries, wages and other payroll costs                                     150           (490)
    Accrued property and sales taxes                                                  2,145           (520)
    Accrued interest payable                                                            698            665
    Other current liabilities                                                         2,779          5,160
    Accrued insurance liabilities                                                       620           (379)
    Reserve for closed academies                                                     (1,243)        (1,782)
    Other changes in assets and liabilities, net                                       (210)           676
                                                                               ------------   ------------
           Net cash used for operating activities                                    (2,506)        (4,401)
                                                                               ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                              (3,510)        (5,006)
   Proceeds from sale of assets                                                                        482
                                                                               ------------   ------------
           Net cash used for investing activities                                    (3,510)        (4,524)
                                                                               ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of debt and capital lease obligations                                   (1,131)          (889)
   Net borrowings under the Revolving Credit Agreement                                1,500          4,164
   Deferred financing costs                                                                           (743)
   Proceeds from issuance of redeemable preferred stock                                              5,750
    and warrants, net of expenses
                                                                               ------------   ------------
           Net cash provided by financing activities                                    369          8,282
                                                                               ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (5,647)          (643)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     16,092          5,414
                                                                               ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $     10,445   $      4,771
                                                                               ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest                                                                   $      9,820   $     10,982
    Income taxes                                                                         90            118
   Non-cash investing and financing activities:
    Capital lease obligations of $104 and $801 were incurred during the 28 weeks ended January 11, 2003 and the 28 weeks ended January 12,
    2002, respectively.

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       ORGANIZATION

         The consolidated financial statements presented herein include LPA Holding Corp. (Parent), and its wholly owned subsidiary, La Petite Academy, Inc. (La Petite), and La Petite's wholly owned subsidiaries:
         Bright Start Inc. (Bright Start), and LPA Services, Inc. (Services). Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the "Company".

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

         As of January 11, 2003, the Company operated 683 schools including 621 residential Academies, 30 employer-based schools and 32 Montessori schools. For the 28 weeks ended January 11, 2003, the Company had an average attendance of approximately 69,700 full and part-time children.

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

         The accompanying unaudited condensed consolidated interim financial statements reflect certain previously reported restatements to the results of operations as of and for the 12 and 28 weeks ended January 12, 2002, contained in the Company's Quarterly Report on Form 10-Q/A for the period ended January 12, 2002.

         The restatements resulted from the Company's determination that certain asset, liability, revenue and expense items were incorrectly reported or recognized in previously issued quarterly and annual financial statements. The correction of these errors resulted in a net increase in net loss of approximately $2.9 million and $10.1 million, on an after-tax basis, for the 12 and 28 weeks ended January 12, 2002. For a further discussion of the restatements, see Notes 2 and 16 to the audited consolidated financial statements included at Item 8 of the Company's Annual Report on Form 10-K for the year ended June 29, 2002.

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

         The Company was not in compliance with certain of the financial and informational covenants contained in an agreement (the Credit Agreement) providing for a term loan facility and revolving credit agreement for the first quarter of fiscal year 2003. The Company obtained limited waivers of non-compliance with such financial and informational covenants from the requisite lenders under the Credit Agreement through February 7, 2003. The amendment to the Credit Agreement dated as of February 10, 2003, permanently waived such defaults and among other things, revised and set as applicable, financial covenant targets for fiscal years 2003 through 2006. In the third and fourth quarters of fiscal year 2003, the Company was not in compliance with certain of the informational covenants contained in the Credit Agreement. The Company obtained limited waivers of non-compliance with such informational covenants through July 31, 2003, and permanent waivers of such non-compliance on July 31, 2003. For additional information on the amendments to the Credit Agreement dated as of February 10, 2003 and July 31, 2003, see Note 9 -Subsequent Events.

         Management is instituting and executing a series of plans and actions designed to improve the Company's operating results and cash flows and to strengthen the Company's financial position. These plans include cost reductions resulting from continued academy closures, targeted reductions in operating expenses and optimization of the Company's real estate portfolio. The Company closed 25 schools in the first quarter and twelve schools in the second quarter of fiscal year 2003. Subsequent to the end of the second quarter, the company closed ten schools in the third quarter and 25 schools in the fourth quarter of fiscal year 2003.

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

         FISCAL YEAR END - The Company utilizes a 52 or 53-week fiscal year ending on the Saturday closest to June 30 and is composed of 13 four-week periods. The first quarter contains four such periods or 16 weeks and each remaining quarter contains 3 periods or 12 weeks.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards (`SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Although the Statement may impact the timing of recognizing a restructuring charge, the Company has determined that SFAS No. 146 will not have a material effect on its financial condition, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure: An amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable for fiscal years ending after December 15, 2002. As of October 19, 2002, the Company adopted the disclosure provision of SFAS No. 148.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51", with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities and therefore FIN 46 will not have an impact on its financial condition, results of operations or cash flows.

3.       OTHER ASSETS
         (in thousands of dollars)

                                                    JANUARY 11,      JUNE 29,
                                                      2003             2002
                                                  -------------    ------------
         Deferred financing costs                 $       9,514    $      9,514
         Accumulated amortization                        (4,974)         (4,342)
                                                  -------------    ------------
                                                          4,540           5,172
         Other assets (a)                                 4,405           4,502
                                                  -------------    ------------
                                                  $       8,945    $      9,674
                                                  =============    ============

(a) Other long-term assets consist primarily of properties held for sale, which are valued at the fair market less costs to sell.

4.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
         (in thousands of dollars)

                                                        JANUARY 11,     JUNE 29,
                                                           2003           2002
                                                       ------------   ------------
         Senior Notes, 10.0% due May 15, 2008          $    144,605   $    143,954
         Borrowings under Credit Agreement                   54,414         53,414
         Capital lease obligations                            1,219          1,745
                                                       ------------   ------------
                                                            200,238        199,113
         Less current maturities of long-term debt
         and capital lease obligations                       (1,955)        (2,150)
                                                       ------------   ------------
                                                       $    198,283   $    196,963
                                                       ============   ============

         At January 11, 2003, the Company was not in compliance with certain of the financial covenants contained in the Credit Agreement. See Note 9 for further information regarding the waiver of such default and other defaults under the Credit Agreement and a description of subsequent amendments to the financial covenants, maturity dates and certain other terms of the Credit Agreement.

5.       OTHER LONG-TERM LIABILITIES
         (in thousands of dollars)

                                                     JANUARY 11,       JUNE 29,
                                                        2003             2002
                                                    -------------    ------------
         Unfavorable leases (a)                     $         920    $      1,111
         Reserve for closed schools (b)                     1,715           2,765
         Deferred severance (c)                               798
         Long-term insurance liabilities (d)                6,140           7,344
                                                    -------------    ------------
                                                    $       9,573    $     11,220
                                                    =============    ============

(a) In connection with the acquisitions of La Petite and Bright Start, a liability for unfavorable operating leases was recorded and is being amortized over the average remaining life of the leases.

(b) The reserve for closed schools includes the long-term liability related primarily to leases for schools that were closed and are no longer operated by the Company.

(c) On December 11, 2002, the Company entered into a Separation Agreement with Judith A. Rogala, the Company's former Chief Executive Officer and President. The long-term portion of the Company's total contractual obligations pursuant to the Separation Agreement. is $0.8 million.

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

         The weighted average fair value at date of grant, for options granted during the 28 weeks ended January 11, 2003 was $0.00. Had compensation cost for these options been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," it would not have had a material effect on the Company's results of operations

8.       RESTRUCTURING CHARGES

         The Company recognized restructuring charges of $0.6 million in the second quarter of the 2003 fiscal year in connection with the closure of nine schools, offset by recoveries of $0.2 million principally due to settlement of lease liabilities for less than the recorded reserves. In the second quarter of the 2002 fiscal year, the Company recognized a restructuring charge of $0.3 million principally due to goodwill and asset write downs related to closed schools. Included in the restructuring charges were non-cash charges of $1.1 million and $0.8 million in the 28 weeks ended January 11, 2003 and January 12, 2002 respectively. The restructuring charges related to the school closures consisted principally of the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income, and the write-off of leasehold improvements. A summary of the restructuring reserve activity is as follows, with dollars in thousands:

         Balance at June 29, 2002                                        $      4,598
         Reserves recorded in the first quarter of fiscal year 2003             2,877
         Recoveries recorded in the first quarter of fiscal year 2003          (1,629)
         Amount utilized in the first quarter of fiscal year 2003              (1,725)
                                                                         ------------
         Balance at October 19, 2002                                            4,121

         Reserves recorded in the second quarter of fiscal year 2003              639
         Recoveries recorded in the second quarter of fiscal year 2003           (211)
         Amount utilized in the second quarter of fiscal year 2003               (639)
                                                                         ------------
         Balance at January 11, 2003                                     $      3,910
                                                                         ============

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

         On February 10, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 5 to the Credit Agreement. The amendment waived existing defaults of Parent and La Petite in connection with (a) the failure to satisfy certain financial covenants for the quarterly periods ended (i) during 1999, 2000, 2001 and 2002 and (ii) nearest to September 30, 2002 and December 31, 2002; (b) the failure to deliver timely financial information to the senior secured lenders; (c) the failure to certain file reports with the Securities and Exchange Commission; (d) the failure to obtain the consent of the senior lenders prior to the disposition of certain assets; and (e) the failure to deliver required documents to the senior lenders prior to the disposition of other assets. Additionally, the amendment extended the final maturity of the Credit Agreement by one year to May 11, 2006, revised the amortization schedule to account for the additional one-year extension and revised and set, as applicable, financial covenant targets (such as maximum leverage ratio and minimum fixed charge coverage ratio) for fiscal years 2003 through 2006. As a condition to the effectiveness of Amendment No. 5, Parent was required to obtain contingent equity commitments from its existing stockholders for an amount equal to $14,500,000. Pursuant to Amendment No. 5, none of the proceeds, if any, received by Parent as a result of the contingent equity commitments is required to be used to prepay the term loans outstanding under the Credit Agreement.

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

         LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, 6,662,879 shares of the series B preferred stock being offered and has received warrants to purchase 1,690,683 shares of Parent's class A common stock in connection with such commitment. In accordance with such commitment, in June 2003, LPA purchased 341,766 shares of series B preferred stock. Further, in accordance with their commitment to purchase shares of series B preferred stock in accordance with the terms of the Securities Purchase Agreement, in July 2003 the Electing Stockholders other than LPA purchased 570 shares of series B preferred stock. Accordingly, the contingent equity commitment from the stockholders of Parent has been reduced from $14,500,000 to $13,757,131.

         Subsequent to the end of the second quarter, the Company closed ten schools in the third quarter and 25 schools in the fourth quarter of fiscal year 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report. The Management's Discussion and

Analysis of Financial Condition and Results of Operations presented below reflects certain previously reported restatements to the results of operations for the 12 and 28 weeks ended January 12, 2002 contained in the Company's Quarterly Report on Form 10-Q/A for the period ended January 12, 2002. For a discussion of the restatements, see Notes 2 and 16 to the audited consolidated financial statements included at Item 8 of the Company's Annual Report on Form 10-K for the year ended June 29, 2002.

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

The Company operated 683 schools at the end of the second quarter of fiscal year 2003 as compared to 723 schools for the same period of fiscal year 2002. The net decrease of 40 schools is a result of 45 closures and 5 openings or additions. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

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

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED JANUARY 11, 2003 COMPARED TO TWELVE WEEKS ENDED JANUARY 12, 2002

The following table sets forth the Company's operating results for the comparative 12 weeks ended January 11, 2003 and January 12, 2002, with amounts presented in thousands of dollars and as percentages of revenue:

                                           12 WEEKS ENDED                 12 WEEKS ENDED
                                          JANUARY 11, 2003               JANUARY 12, 2002
                                     ---------------------------    ---------------------------
                                                     Percent of                     Percent of
                                        Amount        Revenue          Amount        Revenue
                                     ------------   ------------    ------------   ------------
Operating revenue                    $     86,653          100.0%   $     86,469          100.0%

Operating expenses:
   Salaries, wages and benefits            48,561           56.0          47,390           54.8
   Facility lease expense                  10,633           12.3          10,472           12.1
   Depreciation and amortization            2,442            2.8           3,424            4.0
   Restructuring charge                       428            0.5             349            0.4
   Provision for doubtful accounts            710            0.8             725            0.8
   Other                                   22,264           25.7          22,879           26.5
                                     ------------   ------------    ------------   ------------
Total operating expenses                   85,038           98.1          85,239           98.6
                                     ------------   ------------    ------------   ------------

Operating income                     $      1,615            1.9%   $      1,230            1.4%
                                     ============   ============    ============   ============

Operating revenue increased $0.2 million or 0.2% from the same period last year. This revenue increase was a result of a $2.3 million increase at established schools and a $0.5 million increase at new schools, offset by a reduction in revenue from closed schools of $2.2 million and a $0.4 million decrease in other revenue. The revenue increase is principally due to a 6.9% increase in the average weekly FTE tuition rate offset by a decline in the FTE attendance of 6.8%. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was principally due to school closures and a decline in FTE attendance at established schools, partially offset by increased FTE attendance at new schools.

Salaries, wages, and benefits increased $1.2 million or 2.5% from the same period last year. As a percentage of revenue, labor costs increased to 56.0% from 54.8% in the prior year. The increases in salaries, wages, and benefits, include increased labor costs of $1.4 million at established schools, increased labor costs of $0.3 million at new schools, and increased benefit costs of $1.6 million, offset by decreased field management and corporate administration labor costs of $0.1 million, $0.6 million decreased bonus cost, and by decreased labor costs of $1.4 million at closed schools. The increase in labor costs at established schools was mainly due to a 3.3% increase in average hourly wage rates and a 0.8% increase in labor hours as compared to the same period in the prior year.

Facility lease expense increased $0.2 million or 1.5% from the same period last year. This increase was principally due to lower rent credits in the second quarter of the 2003 fiscal year resulting from certain unfavorable lease liabilities becoming fully amortized prior to the end of the second quarter of the 2003 fiscal year, offset by reductions in lease payments for facilities with contingent rent provisions and for closed schools.

Depreciation and amortization decreased $1.0 million or 28.7% from the same period last year. The decrease in depreciation and amortization principally resulted from the reduction in carrying value of long-lived assets, including goodwill, as a result of the impairment losses recognized in the fourth quarter of the fiscal 2002 year.

The Company recognized restructuring charges of $0.6 million in the second quarter of the 2003 fiscal year in connection with the closure of nine schools, offset by recoveries of $0.2 million principally due to settlement of lease liabilities for less than the recorded reserves. In the first quarter of the 2002 fiscal year, the Company recognized a restructuring charge of $0.3 million principally due to goodwill and asset write-downs related to closed schools. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Provision for doubtful accounts was not materially changed from the same period last year.

Other operating costs decreased $0.6 million or 2.7% from the same period last year. Other operating costs include repairs and maintenance, utilities, insurance, real estate taxes, food, transportation, marketing, supplies, travel, professional fees, personnel, recruitment, training, bank overages and shortages, and other miscellaneous costs. The decrease was due primarily to lower marketing, personnel, bank shortages, supplies and miscellaneous expenses offset by increases in legal and professional fees, insurance, food, and repair and maintenance. As a percentage of revenue, other operating costs decreased to 25.7% as compared to 26.5% in the same period in the prior year.

As a result of the foregoing, the Company had operating income of $1.6 million in the second quarter of the 2003 fiscal year as compared to operating income of $1.2 million in the second quarter of the 2002 fiscal year.

Net interest expense decreased $0.6 million or 10.0% as compared to the same period last year. The decrease was principally due to prior year termination fees for certain derivative investments held by the Company. (See Item 3 for details on the elimination of certain derivative investments held by the Company).

The provision for income taxes includes a state income tax provision. The effective federal tax rate for the twelve weeks ended January 11, 2003 and January 12, 2002 was 0% due to the current period operating losses and the Company's provision of a full valuation allowance against deferred tax assets.

28 WEEKS ENDED JANUARY 11, 2003 COMPARED TO 28 WEEKS ENDED JANUARY 12, 2002

The following table sets forth the Company's operating results for the comparative 28 weeks ended January 11, 2003 and January 12, 2002, with amounts presented in thousands of dollars, and as percentages of revenue:

                                           28 WEEKS ENDED                 28 WEEKS ENDED
                                          JANUARY 11, 2003               JANUARY 12, 2002
                                     ---------------------------    ---------------------------
                                                     Percent of                     Percent of
                                        Amount        Revenue          Amount        Revenue
                                     ------------   ------------    ------------   ------------
Operating revenue                    $    203,491          100.0%   $    200,867          100.0%

Operating expenses:
   Salaries, wages and benefits           114,593           56.3         112,490           56.0
   Facility lease expense                  24,594           12.1          24,354           12.1
   Depreciation and amortization            5,677            2.8           7,965            4.0
   Restructuring charge                     1,676            0.8           1,509            0.8
   Provision for doubtful accounts          1,548            0.8           1,777            0.9
   Other                                   58,492           28.7          54,899           27.3
                                     ------------   ------------    ------------   ------------
Total operating expenses                  206,580          101.5         202,994          101.1
                                     ------------   ------------    ------------   ------------

Operating loss                       $     (3,089)          -1.5%   $     (2,127)          -1.1%
                                     ============   ============    ============   ============

Operating revenue increased $2.6 million or 1.3% from the same period last year. This revenue increase was a result of a $6.9 million increase at established schools and a $1.1 million increase at new schools, offset by a reduction in revenue from closed schools of $5.2 million and a $0.2 million decrease in other revenue. The revenue increase is principally due to a 6.2% increase in the average weekly FTE tuition rate offset by a decline in the FTE attendance of 5.3%. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was principally due to school closures and a decline in FTE attendance at established schools, partially offset by increased FTE attendance at new schools.

Salaries, wages, and benefits increased $2.1 million or 1.9% from the same period last year. As a percentage of revenue, labor costs increased slightly to 56.3% from 56.0% in the prior year. The increases in salaries, wages, and benefits includes increased labor costs of $2.5 million at established schools, increased labor costs of $0.5 million at new schools, increased field management and corporate administration labor costs of $0.3 million, and increased benefit costs of $2.4 million, offset by $0.5 million decreased bonus cost, and by decreased labor costs of $3.1 million at closed schools. The increase in labor costs at established schools was mainly due to a 2.3% increase in average hourly wage rates and a 0.6% increase in labor hours as compared to the same period in the prior year.

Facility lease expense increased $0.2 million or 1.0% from the same period last year. This increase was principally due to lower rent credits in the 2003 fiscal year resulting from certain unfavorable lease liabilities becoming fully amortized prior to the end of the second quarter of the 2003 fiscal year, offset by reductions in lease payments for facilities with contingent rent provisions and for closed schools.

Depreciation and amortization decreased $2.3 million or 28.7% from the same period last year. The decrease in depreciation and amortization principally resulted from the reduction in carrying value of long-lived assets, including goodwill, as a result of the impairment losses recognized in the fourth quarter of the fiscal 2002 year.

For the 28 weeks ended January 11, 2003, the Company recognized restructuring charges of $3.2 million in connection with the closure of 32 schools, and $0.3 million in connection with the write-down to fair market value of real estate properties held for disposal, offset by recoveries of $1.8 million principally due to settlement of lease liabilities for less than the recorded reserves. For the 28 weeks ended January 12, 2002, the Company recognized a restructuring charge of $1.5 million in connection with the closure of four schools and goodwill and asset write-downs related to closed schools. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Provision for doubtful accounts decreased $0.2 million or 12.9% from the same period last year. The decrease is principally the result of improved collection efforts over the same period in the prior year.

Other operating costs increased $3.6 million or 6.5% from the same period last year. Other operating costs include repairs and maintenance, utilities, insurance, real estate taxes, food, transportation, marketing, supplies, travel, professional fees, personnel, recruitment, training, bank overages and shortages, and other miscellaneous costs. The increase was due primarily to higher expenses in legal and professional fees, insurance, food, repairs and maintenance, bank shortages, and recruitment, offset by decreases in supplies, marketing, school activity costs, transportation, travel, and miscellaneous expenses. As a percentage of revenue, other operating costs increased to 28.7% as compared to 27.3% in the same period in the prior year.

As a result of the foregoing, the Company had an operating loss of $3.1 million for the 28 weeks ended January 11, 2003 as compared to an operating loss of $2.1 million for the 28 weeks ended January 12, 2002.

Net interest expense decreased $1.0 million or 7.8% as compared to the same period last year. The decrease was principally due to prior year mark-to-market adjustments and termination fees for certain derivative investments held by the Company. (See Item 3 for details on the elimination of certain derivative investments held by the Company).

The provision for income taxes includes a state income tax provision. The effective federal tax rate for the 28 weeks ended January 11, 2003 and January 12, 2002 was 0% due to the current period operating losses and the Company's provision of a full valuation allowance against deferred tax assets.

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

The Credit Agreement will terminate on May 11, 2006. Payments due under the amortization schedule for the term loan are $0.5 million in the remainder of fiscal year 2003, $1.0 million in fiscal year and 2004, $5.5 million in fiscal year 2005, and $28.8 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On January 11, 2003, there was $35.8 million outstanding under the term loan and $18.7 million outstanding under the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount of $5.9 million, and $0.4 million was available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

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

The Electing Stockholders are only required to purchase shares of series B preferred stock if (a) the fixed charge coverage ratio at the end of a fiscal quarter (calculated in accordance with the terms of the Credit Agreement) is less than the fixed charge coverage ratio target set forth in the Credit Agreement with respect to such fiscal quarter (a "Fixed Charge Purchase"), (b) from time to time, the cash account of Parent and its subsidiaries is negative (as calculated in accordance with the provisions of Amendment No. 1 to the Securities Purchase agreement) over a historical 4 or 5 week review period (a "Cash Shortfall Purchase"), or (c) (i) a payment default shall occur and be continuing under the Credit Agreement or (ii) following payment in full of the obligations under the Credit Agreement, a payment default shall occur and be continuing under the Indenture for the Senior Notes (a "Payment Default Purchase"). The aggregate number of shares to be purchased, if any, by the Electing Stockholders pursuant to a Fixed Charge Purchase shall be purchased within ten business days following the date that Parent is required to deliver its quarterly or annual, as applicable, financial information to the senior lenders pursuant to the terms of the Credit Agreement, and shall equal the quotient obtained by dividing (x) the amount of cash which would have been needed to increase the Parent's consolidated EBITDAR (as defined in the Credit Agreement) to an amount which would have satisfied the fixed charge coverage ratio target set forth in the Credit Agreement by (y) 2.174. The aggregate number of shares to be purchased, if any, by the Electing Stockholders pursuant to a Cash Shortfall Purchase shall be made on the tenth business day after the end of each review period, and shall equal (A) the sum of (x) the cash deficit and (y) $500,000, divided by (B) 2.174, less (C) the number of shares purchased pursuant to Cash Shortfall Purchases and Fixed Charge Purchases during the applicable review period. The aggregate number of shares to be purchased by the Electing Stockholders pursuant to a Payment Default Purchase shall be purchased within five (5) business days after notice of such default is delivered to the Electing Stockholders and shall equal (A) the amount of funds necessary to cure the payment default under the Credit Agreement or the Indenture for the Senior Notes, as applicable, divided by (B) 2.174. The Electing Stockholders have the right to purchase shares of series B preferred stock at any time, in which case the aggregate number of shares of series B preferred stock to be purchased by the Electing Stockholders with respect to a particular fiscal quarter or review periods, as applicable, shall be reduced by the number of shares of series B preferred stock purchased prior to the expiration of such fiscal quarter or review period. The obligation of each Electing Stockholder to purchase shares of series B preferred stock shall expire on the earlier of (a) the date the Electing Stockholders purchase an aggregate of 6,669,734 shares of series B preferred stock; and (b) the date the obligations (other than contingent obligations and liabilities) of Parent and its subsidiaries under (i) the Credit Agreement and (ii) the Indenture dated as of May 11, 1998, among the Corporation and certain of its subsidiaries and PNC Bank, National Association as trustee (as amended) are terminated.

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

Management is instituting and executing a series of plans and actions designed to improve the Company's operating results and cash flows and to strengthen the Company's financial position. These plans include cost reductions resulting from continued academy closures, targeted reductions in operating expenses and optimization of the Company's real estate portfolio. The Company closed 25 schools in the first quarter and twelve schools in the second quarter of fiscal year 2003. Subsequent to the end of the second quarter, the company closed an additional ten schools in the third quarter and 26 schools in the fourth quarter of fiscal year 2003.

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

Cash flows used by operating activities were $2.5 million during the twenty-eight weeks ended January 11, 2003 compared to cash flows used by operating activities of $4.4 million for the twenty-eight weeks ended January 12, 2002. The $1.9 million improvement in cash flows from operations were mainly due to decreased working capital amounts of $6.0 million, partially offset by increased restricted cash investments of $2.4 million and a $1.7 million increase in net losses, net of non-cash charges. Restricted cash investments represent cash deposited in an escrow account as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

Cash flows used for investing activities were $3.5 million during the twenty-eight weeks ended January 11, 2003 as compared to cash flows used of $4.5 million during the same period ended on January 12, 2002. The $1.0 million decrease in cash flows used for investing activities was due to decreased capital expenditures.

Cash flows from financing activities were $0.4 million during the twenty-eight weeks ended January 11, 2003, compared to cash flows from financing activities of $8.3 million during the same period ended January 12, 2002. The $7.9 million decrease in cash flows from financing activities was principally due to decreased revolver borrowings and prior year issuance of redeemable preferred stock.

During the 28 weeks ended January 11, 2003, the Company opened one new Journey-based school, three Journey-based school annexes and one employer-based school. Employer-based schools are generally operated in facilities provided by the employer. The cost to open a new Journey school ranges from $1.0 million to $2.0 million.

Total capital expenditures for the twenty-eight weeks ended January 11, 2003 and January 12, 2002 were $3.5 million and $5.0 million, respectively. The decrease in total capital expenditures is a result of decreased spending on maintenance and the development of new schools. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the twenty-eight weeks ended January 11, 2003 and January 12, 2002 were $3.4 million and $4.9 million, respectively.

In addition to maintenance capital expenditures, the Company expends additional funds to repair and maintain its facilities in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the twenty-eight weeks ended January 11, 2003 and January 12, 2002 were $7.9 million and $6.6 million, respectively.

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

Indebtedness as of January 11, 2003 consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $35.8 million at January 11, 2003 and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") not to be less than an amount equal to 2.50% per annum, plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for ABR loans. The Senior Notes will mature in May 2008 and the Credit Agreement will mature in May 2006. Payments due under the term loan are $0.5 million in the remainder of fiscal year 2003, $1.0 million in fiscal year 2004, $5.5 million in fiscal year 2005 and $28.8 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined). A 1% increase or decrease in the applicable index rate would result in a corresponding interest expense increase or decrease of $0.5 million per year.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 12, 2002, through Written Consent in Lieu of Meeting of the Stockholders, LPA Investment LLC, as holder of more than 66% of the common stock of LPA Holding Corp., (a) fixed the number of directors constituting the Board of Directors of LPA Holding Corp. to be seven and (b) approved the election of each of the following persons as directors: Stephen P. Murray, Mitchell Blutt, Kevin O'Brien, Robert E. King, Gary Graves, Terry Byers and Ronald Taylor. Also, on December 12, 2002, through Written Consent in Lieu of Meeting of the Stockholders, LPA Holding Corp., as the sole stockholder of La Petite Academy, Inc., (a) fixed the number of directors constituting the Board of Directors of La Petite Academy, Inc. to be seven and (b) approved the election of each of the following persons as directors: Stephen P. Murray, Mitchell Blutt, Kevin O'Brien, Robert E. King, Gary Graves, Terry Byers and Ronald Taylor. Except for the stockholders that executed these Written Consents, no other stockholders were solicited and accordingly, no votes against or withheld were received on the foregoing matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits required by Item 601 of Regulation S-K:

         99.1 Section 906 certification of Chief Executive Officer

         99.2 Section 906 certification of Chief Financial Officer

b.       Reports on Form 8-K:

         On November 5, 2002, the Company filed a Current Report on Form 8-K reporting that it had received another limited waiver of non-compliance from its lenders under the Credit Agreement through November 15, 2002.

         On November 20, 2002, the Company filed a Current Report on Form 8-K reporting that it had received another limited waiver of non-compliance from its lenders under the Credit Agreement through December 2, 2002.

         On December 9, 2002, the Company filed a Current Report on Form 8-K reporting that it had received another limited waiver of non-compliance from its lenders under the Credit Agreement through December 16, 2002.

         On December 20, 2002, the Company filed a Current Report on Form 8-K reporting that (a) Gary A. Graves has been promoted from Chief Operating Officer to Chief Executive Officer and President and that Judith A. Rogala resigned her position as President and Chief Executive Officer of the Company to pursue other business opportunities in her home state of California and (b) it had received another limited waiver of non-compliance from its lenders under the Credit Agreement through January 30, 2003.

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

    3. LPA Holding Corp.'s and La Petite Academy, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for LPA Holding Corp. and La Petite Academy, Inc. and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrants, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of LPA Holding Corp.'s and La Petite Academy, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

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

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect LPA Holding Corp. and La Petite Academy, Inc.'s ability to record, process, summarize and report financial data and have identified for LPA Holding Corp. and La Petite Academy, Inc.'s auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in LPA Holding Corp.'s and La Petite Academy, Inc.'s internal controls; and

    6. LPA Holding Corp.'s and La Petite Academy, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                  b) Evaluated the effectiveness of LPA Holding Corp.'s and La Petite Academy, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

    5. LPA Holding Corp.'s and La Petite Academy, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to LPA Holding Corp.'s and La Petite Academy, Inc.'s auditors and the audit committee of LPA Holding Corp's. and La Petite Academy, Inc.'s board of directors (or persons performing the equivalent function):

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

August 13, 2003

/s/ Michael F. Czlonka
---------------------------------
By: Michael F. Czlonka
Chief Financial Officer