Form 10-Q
period 2003-04-05
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2003-08-14
CIK 1062774, 901116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2003

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

                             ADDITIONAL REGISTRANTS

                                                                                  Number of Shares
                          Jurisdiction of   Commission        IRS Employer            of Common
         Name              Incorporation    File Number     Identification No.    Stock Outstanding
----------------------    ---------------   -----------     ------------------    -----------------
La Petite Academy, Inc.   Delaware           333-56239          43-1243221        100 shares of Common
                                                                                  Stock (par value, $.01 per
                                                                                  share)

LPA HOLDING CORP. AND SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION

                                                                                      PAGE
                                                                                     ------
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Condensed Consolidated Balance Sheets                                              4-5

    Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)      6

    Condensed Consolidated Statements of Cash Flows                                      7

    Notes to Condensed Consolidated Financial Statements                              8-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              14-21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  21-22

ITEM 4.  CONTROLS AND PROCEDURES                                                     22-23

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                              24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               24

SIGNATURES                                                                           25-28

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                               APRIL 5,      JUNE 29,
                                                                 2003          2002
                                                              ---------     ---------
ASSETS
Current assets:
    Cash and cash equivalents                                 $  6,142      $ 16,092
    Restricted cash investments                                  8,420         3,516
    Accounts and notes receivable, (net of allowance for
       doubtful accounts of $530 and $914)                      12,771        11,225
    Supplies inventory                                           3,191         2,955
    Other prepaid expenses                                       4,562         1,517
    Refundable taxes                                               104           528
                                                              --------      --------
         Total current assets                                   35,190        35,833

Property and equipment, at cost:
    Land                                                         5,442         5,168
    Buildings and leasehold improvements                        71,512        74,137
    Furniture and equipment                                     10,823        16,151
    Construction in progress                                                   2,794
                                                              --------      --------
                                                                87,777        98,250
    Less accumulated depreciation                               45,748        52,189
                                                              --------      --------
         Property and equipment, net                            42,029        46,061

Other assets (Note 3)                                            9,175         9,674
                                                              --------      --------
Total assets                                                  $ 86,394      $ 91,568
                                                              ========      ========

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           APRIL 5,      JUNE 29,
                                                                             2003         2002
                                                                          ---------     ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Overdrafts due banks                                                  $   5,616     $   4,491
    Accounts payable                                                          8,909         8,069
    Current maturities of long-term debt and capital lease                    2,069         2,150
    obligations (Note 4)
    Accrued salaries, wages and other payroll costs                          17,765        17,450
    Accrued insurance liabilities                                             4,164         2,471
    Accrued property and sales taxes                                          3,477         4,053
    Accrued interest payable                                                  5,879         2,119
    Reserve for closed academies                                              2,048         1,833
    Other current liabilities                                                 9,081         8,754
                                                                           --------     ---------
         Total current liabilities                                           59,008        51,390

Long-term debt and capital lease obligations (Note 4)                       198,630       196,963
Other long-term liabilities (Note 5)                                         10,878        11,220

Series A 12% redeemable preferred stock ($.01 par value per share);
    45,000 shares authorized, issued and outstanding as of April 5,          70,565        63,397
    2003 and June 29, 2002; aggregate liquidation preference of $74.7 million and $68.5 million, respectively
Series B 5% convertible redeemable participating preferred stock
    ($.01 par value per share); 13,645,000 shares authorized,                15,817        15,227
    6,899,724 issued and outstanding as of April 5, 2003 and June 29
    2002; aggregate liquidation preference of $15.8 million and $15.2 million, respectively
Stockholders' deficit:
    Class A common stock ($.01 par value per share); 17,500,000 shares            8             6
    authorized and 773,403 shares issued and outstanding
    Class B common stock ($.01 par value per share); 20,000 shares authorized, issued and outstanding
    Common stock warrants                                                     8,596         8,596
    Accumulated other comprehensive income                                      180           246
    Accumulated deficit                                                    (277,288)     (255,477)
                                                                          ---------     ---------
         Total stockholders' deficit                                       (268,504)     (246,629)
                                                                          ---------     ---------
Total liabilities and stockholders' deficit                               $  86,394     $  91,568
                                                                          =========     =========

                                                                     (concluded)

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                      12 WEEKS ENDED             40 WEEKS ENDED
                                                  ---------------------     -----------------------
                                                   APRIL 5,    APRIL 6,      APRIL 5,      APRIL 6,
                                                     2003        2002          2003          2002
                                                  ---------   ---------     ----------   ----------
Operating revenue                                 $  93,546   $  94,548     $ 297,037    $  295,415
Operating expenses:
    Salaries, wages and benefits                     49,744      51,329       164,337       163,819
    Facility lease expense                           10,680      10,616        35,273        34,970
    Depreciation and amortization                     2,407       3,391         8,084        11,356
    Restructuring charges                             2,186         429         3,862         1,938
    Provision for doubtful accounts                     649         714         2,197         2,491
    Other                                            21,968      22,919        80,460        77,818
                                                  ---------   ---------     ---------    ----------

Total operating expenses                             87,634      89,398       294,213       292,392
                                                  ---------   ---------     ---------    ----------

Operating income                                      5,912       5,150         2,824         3,023

Interest expense                                      4,977       4,483        16,701        17,189
Interest income                                         (17)        (40)         (112)         (141)
                                                  ---------   ---------     ---------    ----------
        Net interest costs                            4,960       4,443        16,589        17,048
                                                  ---------   ---------     ---------    ----------
Income (loss) before income taxes                       952         707       (13,765)      (14,025)
Provision (benefit) for income taxes                     59      (3,236)          287        (3,236)
                                                  ---------   ---------     ---------    ----------
Net income (loss)                                       893       3,943       (14,052)      (10,789)
                                                  ---------   ---------     ---------    ----------

Other comprehensive income (loss):
    Amounts reclassified into operations                (20)        (20)          (67)          (67)
                                                  ---------   ---------     ---------    ----------
        Total other comprehensive loss                  (20)        (20)          (67)          (67)
                                                  ---------   ---------     ---------    ----------
Comprehensive income (loss)                        $    873   $   3,923     $ (14,119)   $  (10,856)
                                                  =========   =========     =========    ==========

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                                                        40 WEEKS ENDED
                                                                               -------------------------------
                                                                               APRIL 5, 2003     APRIL 6, 2002
                                                                               -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $ (14,052)         $ (10,789)
   Adjustments to reconcile net loss to net cash from operating activities
    Restructuring charges                                                           3,862              1,938
    Depreciation and amortization                                                   8,084             11,356
    Loss on sales and disposals of property and equipment                              69                132
    Other non cash items                                                            1,590                585
   Changes in assets and liabilities:
    Restricted cash investments                                                    (4,904)            (2,660)
    Accounts and notes receivable                                                  (1,546)              (134)
    Supplies inventory                                                               (236)               351
    Other prepaid expenses                                                         (3,045)            (2,809)
    Refundable taxes                                                                  424                111
    Overdrafts due banks                                                            1,125                795
    Accounts payable                                                                  840                751
    Accrued salaries, wages and other payroll costs                                 1,067                908
    Accrued property and sales taxes                                                 (576)              (489)
    Accrued interest payable                                                        3,760              4,190
    Other current liabilities                                                         327              2,298
    Accrued insurance liabilities                                                     597               (374)
    Reserve for closed academies                                                   (2,140)            (2,162)
    Other changes in assets and liabilities, net                                     (248)               (63)
                                                                                ---------          ---------
           Net cash (used for) provided by operating activities                    (5,002)             3,935
                                                                                ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                            (4,652)            (6,793)
   Proceeds from sale of assets                                                         0                838
                                                                                ---------          ---------
           Net cash used for investing activities                                  (4,652)            (5,955)
                                                                                ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of debt and capital lease obligations                                 (1,733)            (1,418)
   Net borrowings under the Revolving Credit Agreement                              1,931              4,164
   Deferred financing costs                                                          (496)              (743)
   Proceeds from issuance of common stock, redeemable
    preferred stock and warrants, net of expenses                                       2              5,750
                                                                                ---------          ---------
           Net cash (used by) provided by financing activities                       (296)             7,753
                                                                                ---------          ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (9,950)             5,733

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   16,092              5,414
                                                                                ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $6,142          $  11,147
                                                                                =========          =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest                                                                      $11,225            $11,425
    Income taxes                                                                      115                159
   Non-cash investing and financing activities:
    Capital lease obligations of $457 and $801 were incurred during the 40 weeks
       ended April 5, 2003, and the 40 weeks ended April 6, 2002, respectively.

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

         As of April 5, 2003, the Company operated 673 schools including 613 residential Academies, 30 employer-based schools and 30 Montessori schools. For the 40 weeks ended April 5, 2003, the Company had an average attendance of approximately 70,900 full and part-time children.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments (consisting solely of normal and recurring adjustments) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). The results for the interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

         Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended June 29, 2002.

         The accompanying unaudited condensed consolidated interim financial statements reflect certain previously reported restatements to the results of operations as of and for the 12 and 40 weeks ended April 6, 2002, contained in the Company's Quarterly Report on Form 10-Q/A for the period ended April 6, 2002. The restatements resulted from the Company's determination that certain asset, liability, revenue and expense items were incorrectly reported or recognized in previously issued quarterly and annual financial statements. The correction of these errors resulted in a net increase in net income of approximately $4.0 million for the 12 weeks ended April 6, 2002 and a net increase in net loss of approximately $6.1 million, on an after-tax basis, for the 40 weeks ended April 6, 2002. For a further discussion of the restatements, see Notes 2 and 16 to the audited consolidated financial statements included at Item 8 of the Company's Annual Report on Form 10-K for the year ended June 29, 2002.

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

         The Company was not in compliance with certain of the financial and informational covenants contained in an agreement (the Credit Agreement) providing for a term loan facility and revolving credit agreement for the first quarter of fiscal year 2003. The Company obtained limited waivers of non-compliance with such financial and informational covenants from the requisite lenders under the Credit Agreement through February 7, 2003. The amendment to the Credit Agreement dated as of February 10, 2003, permanently waived such defaults and among other things, revised and set as applicable, financial covenant targets for fiscal years 2003 through 2006. In the third and fourth quarters of fiscal year 2003, the Company was not in compliance with certain of the informational covenants contained in the Credit Agreement. The Company obtained limited waivers of non-compliance with such informational covenants through July 31, 2003, and permanent waivers of such non-compliance on July 31, 2003. For additional information on the amendments to the Credit Agreement dated as of February 10, 2003 and July 31, 2003, see
         Note 4-Long-term Debt and Capital Lease Obligations and Note 9-Subsequent Events.

         Management is instituting and executing a series of plans and actions designed to improve the Company's operating results and cash flows and to strengthen the Company's financial position. These plans include cost reductions resulting from continued academy closures, targeted reductions in operating expenses and optimization of the Company's real estate portfolio. The Company closed 25 schools in the first quarter, twelve schools in the second quarter and ten schools in the third quarter of fiscal year 2003. Subsequent to the end of the third quarter, the Company closed 25 schools in the fourth quarter of fiscal year 2003.

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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Although the Statement may impact the timing of recognizing a restructuring charge, the Company has determined that SFAS No. 146 will not have a material effect on its financial condition, results of operations or cash flows.

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

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements of interim or financial periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company has determined that FIN 45 will not have a material effect on its financial condition, results of operations or cash flows.

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

3.       OTHER ASSETS
         (in thousands of dollars)

                                        APRIL 5,        JUNE 29,
                                          2003            2002
                                       ---------       ---------
         Deferred financing costs      $  10,010       $   9,514
         Accumulated amortization         (5,238)         (4,342)
                                       ---------       ---------
                                           4,772           5,172
         Other assets (a)                  4,403           4,502
                                       ---------       ---------
                                       $   9,175       $   9,674
                                       =========       =========

(a) Other long term assets consists of primarily of properties held for sale, which are valued at the fair market less costs to sell.

4.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
         (in thousands of dollars)

                                                        APRIL 5,        JUNE 29,
                                                          2003            2002
                                                       --------        ---------
         Senior Notes, 10.0% due May 15, 2008          $144,884        $143,954
         Borrowings under credit agreement               54,595          53,414
         Capital lease obligations                        1,220           1,745
                                                       --------        --------
                                                        200,699         199,113
         Less current maturities of long-term debt
           and capital lease obligations                 (2,069)         (2,150)
                                                       --------        --------
                                                       $198,630        $196,963
                                                       ========        ========

         The Company was not in compliance with certain of the financial and informational covenants contained in the Credit Agreement for the third quarter ended April 6, 2002 and the fourth quarter ended June 29, 2002. Furthermore, following the restatement of the Company's financial information for the fiscal years 1999, 2000 and 2001, the Company was not in compliance with certain of the financial covenants for each of the quarters ending in fiscal years 1999, 2000 and 2001 and the first two quarters of fiscal year 2002. In addition, the Company was not in compliance with certain of the financial and informational covenants for the first quarter of fiscal year 2003. The Company received limited waivers of non-compliance with the foregoing financial and informational covenants through February 7, 2003. The amendment to the Credit Agreement dated as of February 10, 2003, permanently waived such defaults and expected defaults for the second quarter of fiscal year 2003. In the third and fourth quarters of fiscal year 2003, the Company was not in compliance with certain of the informational covenants contained in the Credit Agreement. The Company obtained limited waivers of non-compliance with such informational covenants through July 31, 2003, and permanent waivers of such non-compliance on July 31, 2003. See Note 9--Subsequent Events--for further detail.

         On February 10, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 5 to the Credit Agreement. The amendment waived existing defaults of Parent and La Petite in connection with (a) the failure to satisfy certain financial covenants for the quarterly periods ended (i) during 1999, 2000, 2001 and 2002 and (ii) nearest to September 30, 2002 and December 31, 2002; (b) the failure to deliver timely financial information to the senior secured lenders; (c) the failure to file certain reports with the Securities and Exchange Commission; (d) the failure to obtain the consent of the senior lenders prior to the disposition of certain assets; and (e) the failure to deliver required documents to the senior lenders prior to the disposition of other assets. Additionally, the amendment extended the final maturity of the Credit Agreement by one year to May 11, 2006, revised the amortization schedule to account for the additional one-year extension and revised and set, as applicable, financial covenant targets (such as maximum leverage ratio and minimum fixed charge coverage ratio) for fiscal years 2003 through 2006. As a condition to the effectiveness of Amendment No. 5, Parent was required to obtain contingent equity commitments from its existing stockholders for an amount equal to $14,500,000. Pursuant to Amendment No. 5, none of the proceeds, if any, received by Parent as a result of the contingent equity commitments is required to be used to prepay the term loans outstanding under the Credit Agreement. On July 31, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 6 to the Credit Agreement and the Securities Purchase Agreement was amended. For a description of Amendment No. 6 to the Credit Agreement and the Securities Purchase Agreement, as amended, see Note 9 - Subsequent Events.

5.       OTHER LONG-TERM LIABILITIES
         (in thousands of dollars)

                                                 APRIL 5,        JUNE 29,
                                                   2003            2002
                                                 --------        ---------
         Unfavorable leases (a)                  $    875        $  1,111
         Reserve for closed schools (b)             3,003           2,765
         Deferred severance (c)                       752
         Long-term insurance liabilities (d)        6,248           7,344
                                                 --------        --------
                                                 $ 10,878        $ 11,220
                                                 ========        ========

(a) In connection with the acquisitions of La Petite and Bright Start, a liability for unfavorable operating leases was recorded and is being amortized over the average remaining life of the leases.

(b) The reserve for closed schools includes the long-term liability related primarily to leases for schools that were closed and are no longer operated by the Company.

(c) On December 11, 2002, the Company entered into a Separation Agreement with Judith A. Rogala, the Company's former Chief Executive Officer and President. The long-term portion of the Company's total contractual obligations pursuant to the Separation Agreement is $0.8 million.

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

7.       STOCK-BASED COMPENSATION

         On August 26, 2002, the Company granted options to purchase 180,254 shares of common stock of Parent at an exercise price of $0.01 to its then Chief Operating Officer (subsequently promoted to Chief Executive Officer). On August 26, 2002, the Company also granted options to purchase 270,381 shares of common stock of Parent at an exercise price of $0.01 to its Chief Executive Officer. In return for the grant of new options, the Chief Executive Officer forfeited all previous option grants. In February 2003, Judith Rogala, former Chief Executive Officer, exercised options to purchase 208,418 shares of common stock of LPA Holding at an exercise price of $0.01 and 61,963 options were cancelled.

         The Company accounts for all options in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock options granted.

         The weighted average fair value at date of grant, for options granted during the 40 weeks ended April 5, 2003 was $0.00. Had compensation cost for these options been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," it would not have had a material effect on the Company's results of operations

8.       RESTRUCTURING CHARGES

         The Company recognized restructuring charges of $2.3 million in the third quarter of the 2003 fiscal year in connection with the closure of ten schools, offset by recoveries of $0.1 million principally due to settlement of lease liabilities for less than the recorded reserves. In the third quarter of the 2002 fiscal year, the Company recognized a restructuring charge of $0.4 million in connection with the closure of two schools. Included in the restructuring charges were non-cash charges of $1.3 million and $0.9 million in the 40 weeks ended January 11, 2003 and January 12, 2002 respectively. The restructuring charges related to the school closures consisted principally of the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income, and the write-off of leasehold improvements. A summary of the restructuring reserve activity is as follows, with dollars in thousands:

         Balance at June 29, 2002                                         $    4,598
         Reserves recorded in the first quarter of fiscal year 2003            2,877
         Recoveries recorded in the first quarter of fiscal year 2003         (1,629)
         Amount utilized in the first quarter of fiscal year 2003             (1,725)
                                                                          ----------
         Balance at October 19, 2002                                           4,121

         Reserves recorded in the second quarter of fiscal year 2003             639
         Recoveries recorded in the second quarter of fiscal year 2003          (211)
         Amount utilized in the second quarter of fiscal year 2003              (639)
                                                                          ----------
         Balance at January 11, 2003                                           3,910

         Reserves recorded in the third quarter of fiscal year 2003            2,300
         Recoveries recorded in the third quarter of fiscal year 2003           (114)
         Amount utilized in the third quarter of fiscal year 2003             (1,045)
                                                                          ----------
         Balance at April 5, 2003                                         $    5,051
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

         Subsequent to the end of the third quarter, the Company closed 25 schools in the fourth quarter of fiscal year 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report. The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain previously reported restatements to the results of operations for the 12 and 40 weeks ended April 6, 2002 contained in the Company's Quarterly Report on Form 10-Q/A for the period ended April 6, 2002. For a discussion of the restatements, see Notes 2 and 16 to the audited consolidated financial statements included at
Item 8 of the Company's Annual Report on Form 10-K for the year ended June 29, 2002.

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

The Company operated 673 schools at the end of the third quarter of fiscal year 2003 as compared to 720 schools for the same period of fiscal year 2002. The net decrease of 47 schools is a result of 52 closures and five openings or additions. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

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

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED APRIL 5, 2003 COMPARED TO TWELVE WEEKS ENDED APRIL 6, 2002

The following table sets forth the Company's operating results for the comparative 12 weeks ended April 5, 2003 and April 6, 2002, with amounts presented in thousands of dollars and as percentages of revenue:

                                            12 WEEKS ENDED                12 WEEKS ENDED
                                            APRIL 5, 2003                 APRIL 6, 2002
                                     ---------------------------    ---------------------------
                                                     Percent of                     Percent of
                                        Amount        Revenue          Amount        Revenue
                                     ------------   ------------    ------------   ------------
Operating revenue                    $     93,546          100.0%   $     94,548          100.0%

Operating expenses:
   Salaries, wages and benefits            49,744           53.2          51,329           54.3
   Facility lease expense                  10,680           11.4          10,616           11.2
   Depreciation and amortization            2,407            2.6           3,391            3.6
   Restructuring charge                     2,186            2.3             429            0.5
   Provision for doubtful accounts            649            0.7             714            0.8
   Other                                   21,968           23.5          22,919           24.2
                                     ------------   ------------    ------------   ------------
Total operating expenses                   87,634           93.7          89,398           94.6
                                     ------------   ------------    ------------   ------------

Operating income                     $      5,912            6.3%   $      5,150            5.4%
                                     ============   ============    ============   ============

Operating revenue decreased $1.0 million or 1.1% from the same period last year. This revenue decrease was a result of a reduction in revenue from closed schools of $4.4 million offset by a $2.1 million increase at established schools, a $0.5 million increase at new schools, and a $0.8 million increase in other revenue. The revenue decrease is principally due to a decline in FTE attendance of 6.0% offset by a 4.0% increase in average weekly FTE tuition rates. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was principally due to school closures and a decline in FTE attendance at established schools, partially offset by increased FTE attendance at new schools.

Salaries, wages, and benefits decreased $1.6 million or 3.1% from the same period last year. As a percentage of revenue, labor costs decreased to 53.2% from 54.3% in the prior year. The decreases in salaries, wages, and benefits, include decreased labor costs of $2.5 million at closed schools, decreased field management and corporate administration labor costs of $0.1 million and $0.8 million decreased bonus costs, offset by increased labor costs of $1.0 million at established schools, increased labor costs of $0.2 million at new schools, and increased benefit costs of $0.6 million. The increase in labor costs at established schools was mainly due to a 3.1% increase in average hourly wage rates offset by a 0.9% decrease in labor hours as compared to the same period in the prior year.

Facility lease expense was not materially changed from the same period last year. Lower rent credits in the 2003 fiscal year resulting from certain unfavorable lease liabilities becoming fully amortized prior to the end of the third quarter of the 2003 fiscal year were offset by reductions in lease payments for facilities with contingent rent provisions and for closed schools.

Depreciation and amortization decreased $1.0 million or 29.0% from the same period last year. The decrease in depreciation and amortization principally resulted from the reduction in carrying value of long-lived assets, including goodwill, as a result of the impairment losses recognized in the fourth quarter of the fiscal 2002 year.

The Company recognized restructuring charges of $2.3 million in the third quarter of the 2003 fiscal year in connection with the closure of ten schools, offset by recoveries of $0.1 million principally due to settlement of lease liabilities for less than the recorded reserves. In the third quarter of the 2002 fiscal year, the Company recognized a restructuring charge of $0.4 million in connection with the closure of two schools. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Provision for doubtful accounts decreased $0.1 million or 9.1% from the same period last year. The decrease is principally the result of improved collection efforts over the same period in the prior year.

Other operating costs decreased $1.0 million or 4.1% from the same period last year. Other operating costs include repairs and maintenance, utilities, insurance, real estate taxes, food, transportation, marketing, supplies, travel, professional fees, personnel, recruitment, training, bank overages and shortages, and other miscellaneous costs. The decrease was due primarily to lower marketing, special projects, personnel, taxes, travel, recruitment, and miscellaneous expenses offset by increases in legal and professional fees, insurance, bank shortages, repair and maintenance, utilities and data processing. As a percentage of revenue, other operating costs decreased to 23.5% as compared to 24.2% in the same period in the prior year.

As a result of the foregoing, the Company had operating income of $5.9 million in the third quarter of the 2003 fiscal year as compared to operating income of $5.2 million in the third quarter of the 2002 fiscal year.

Net interest expense increased $0.5 million or 11.6% as compared to the same period last year. The increase was principally due to prior year adjustments for certain derivative investments held by the Company.

The provision for income taxes includes a state income tax provision. The effective federal tax rate for the 40 weeks ended April 5, 2003 and April 6, 2002 was 0% due to the current period operating losses and the Company's provision of a full valuation allowance against deferred tax assets.

40 WEEKS ENDED APRIL 5, 2003 COMPARED TO 40 WEEKS ENDED APRIL 6, 2002

The following table sets forth the Company's operating results for the comparative 40 weeks ended April 5, 2003 and April 6, 2002, with amounts presented in thousands of dollars, and as percentages of revenue:

                                           40 WEEKS ENDED                  40 WEEKS ENDED
                                           APRIL 5, 2003                   APRIL 6, 2002
                                     ---------------------------    ---------------------------
                                                     Percent of                     Percent of
                                        Amount         Revenue         Amount         Revenue
                                     ------------   ------------    ------------   ------------
Operating revenue                    $    297,037          100.0%   $    295,415          100.0%

Operating expenses:
   Salaries, wages and benefits           164,337           55.3         163,819           55.5
   Facility lease expense                  35,273           11.9          34,970           11.8
   Depreciation and amortization            8,084            2.7          11,356            3.8
   Restructuring charges                    3,862            1.3           1,938            0.7
   Provision for doubtful accounts          2,197            0.7           2,491            0.8
   Other                                   80,460           27.1          77,818           26.3
                                     ------------   ------------    ------------   ------------
Total operating expenses                  294,213           99.0         292,392           99.0
                                     ------------   ------------    ------------   ------------

Operating income                     $      2,824            1.0%   $      3,023            1.0%
                                     ============   ============    ============   ============

Operating revenue increased $1.6 million or 0.5% from the same period last year. This revenue increase was a result of a $9.6 million increase at established schools and a $1.7 million increase at new schools, and a $1.1 million increase in other revenue, offset by a reduction in revenue from closed schools of $10.8 million. Excluding other revenue, operating revenue at the school level was flat with the prior year, principally due to a 5.3% increase in the average weekly FTE tuition rate being offset by a decline in the FTE attendance of 5.3%. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was principally due to school closures and a decline in FTE attendance at established schools, partially offset by increased FTE attendance at new schools.

Salaries, wages, and benefits increased $0.5 million or 0.3% from the same period last year. As a percentage of revenue, labor costs decreased slightly to 55.3% from 55.5% in the prior year. The increases in salaries, wages, and benefits includes increased labor costs of $3.7 million at established schools, increased labor costs of $1.0 million at new schools, increased field management and corporate administration labor costs of $0.7 million, and increased benefit costs of $2.7 million, offset by $1.3 million decreased bonus cost, and by decreased labor costs of $6.3 million at closed schools. The increase in labor costs at established schools was mainly due to a 2.7% increase in average hourly wage rates and a 0.3% increase in labor hours as compared to the same period in the prior year.

Facility lease expense increased $0.3 million or 0.9% from the same period last year. This increase was principally due to lower rent credits in the 2003 fiscal year resulting from certain unfavorable lease liabilities becoming fully amortized prior to the end of the third quarter of the 2003 fiscal year, offset by reductions in lease payments for facilities with contingent rent provisions and for closed schools.

Depreciation and amortization decreased $3.3 million or 28.8% from the same period last year. The decrease in depreciation and amortization principally resulted from the reduction in carrying value of long-lived assets, including goodwill, as a result of the impairment losses recognized in the fourth quarter of the fiscal 2002 year.

For the 40 weeks ended April 5, 2003, the Company recognized restructuring charges of $5.5 million in connection with the closure of 42 schools, and $0.3 million in connection with the write-down to fair market value of real estate properties held for disposal, offset by recoveries of $2.0 million principally due to settlement of lease liabilities for less than the recorded reserves. For the 40 weeks ended April 6, 2002, the Company recognized a restructuring charge of $1.9 million in connection with the closure of six schools and goodwill and asset write-downs related to closed schools. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Provision for doubtful accounts decreased $0.3 million or 11.8% from the same period last year. The decrease is principally the result of improved collection efforts over the same period in the prior year.

Other operating costs increased $2.6 million or 3.4% from the same period last year. Other operating costs include repairs and maintenance, utilities, insurance, real estate taxes, food, transportation, marketing, supplies, travel, professional fees, personnel, recruitment, training, bank overages and shortages, and other miscellaneous costs. The increase was due primarily to higher expenses in legal and professional fees, insurance, repairs and maintenance, food, bank charges and shortages, and data processing, offset by decreases in marketing, supplies, transportation, special projects, personnel, travel, school activity costs, and miscellaneous expenses. As a percentage of revenue, other operating costs increased to 27.1% as compared to 26.3% in the same period in the prior year.

As a result of the foregoing, the Company had operating income of $2.8 million for the 40 weeks ended April 5, 2003 as compared to operating income of $3.0 million for the 40 weeks ended April 6, 2002.

Net interest expense decreased $0.5 million or 2.7% as compared to the same period last year. The decrease was principally due to prior year mark-to-market adjustments and termination fees for certain derivative investments held by the Company, offset by higher debt fees and increased revolver borrowing. (See Item 3 for details on the elimination of certain derivative investments held by the Company).

The provision for income taxes includes a state income tax provision. The effective federal tax rate for the 40 weeks ended April 5, 2003 and April 6, 2002 was 0% due to the current period operating losses and the Company's provision of a full valuation allowance against deferred tax assets.

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

The Credit Agreement will terminate on May 11, 2006. Payments due under the amortization schedule for the term loan are $0.2 million in the remainder of fiscal year 2003, $1.0 million in fiscal year and 2004, $5.5 million in fiscal year 2005, and $28.8 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On April 5, 2003, there was $35.5 million outstanding under the term loan and $19.1 million outstanding under the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount of $5.9 million, and $0.0 million was available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

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

Management is instituting and executing a series of plans and actions designed to improve the Company's operating results and cash flows and to strengthen the Company's financial position. These plans include cost reductions resulting from continued academy closures, targeted reductions in operating expenses and optimization of the Company's real estate portfolio. The Company closed 25 schools in the first quarter, twelve schools in the second quarter and ten schools in the third quarter of fiscal year 2003. Subsequent to the end of the third quarter, the Company closed 26 schools in the fourth quarter of fiscal year 2003.

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

Cash flows used for operating activities were $5.0 million during the forty weeks ended April 5, 2003 compared to cash flows provided by operating activities of $3.9 million for the forty weeks ended April 6, 2002. The $8.9 million decrease in cash flows from operations were mainly due increased restricted cash investments of $2.2 million, increased working capital amounts of $3.0 million, and by a $3.7 million increase in net losses, net of non-cash charges. Restricted cash investments represent cash deposited in an escrow account as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

Cash flows used for investing activities were $4.7 million during the forty weeks ended April 5, 2003 as compared to cash flows used of $6.0 million during the same period ended on April 6, 2002. The $1.3 million decrease in cash flows used for investing activities was due to decreased capital expenditures.

Cash flows used for financing activities were $0.3 million during the forty weeks ended April 5, 2003, compared to cash flows from financing activities of $7.8 million during the same period ended April 6, 2002. The $8.0 million decrease in cash flows for financing activities was principally due to decreased revolver borrowings and prior year issuance of redeemable preferred stock.

During the 40 weeks ended April 5, 2003, the Company opened one new Journey-based school, three Journey-based school annexes and one employer-based school. Employer-based schools are generally operated in facilities provided by the employer. The cost to open a new Journey school ranges from $1.0 million to $2.0 million.

Total capital expenditures for the forty weeks ended April 5, 2003 and April 6, 2002 were $4.7 million and $6.8 million, respectively. The decrease in total capital expenditures is a result of decreased spending on maintenance and the development of new schools. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the forty weeks ended April 5, 2003 and April 6, 2002 were $4.6 million and $6.0 million, respectively.

In addition to maintenance capital expenditures, the Company expends additional funds to repair and maintain its facilities in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the forty weeks ended April 5, 2003 and April 6, 2002 were $11.6 million and $9.9 million, respectively.

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

Indebtedness as of April 5, 2003 consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $35.5 million at April 5, 2003 and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") not to be less than an amount equal to 2.50% per annum, plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for ABR loans. The Senior Notes will mature in May 2008 and the Credit Agreement will mature in May 2006. Payments due under the term loan are $0.2 million in the remainder of fiscal year 2003, $1.0 million in fiscal year 2004, $5.5 million in fiscal year 2005 and $28.8 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined). A 1% increase or decrease in the applicable index rate would result in a corresponding interest expense increase or decrease of $0.5 million per year.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 10, 2003, through Written Consent in Lieu of Meeting of Stockholders, LPA Investment LLC, as holders of a majority of the common stock and preferred stock of LPA Holding Corp., (a) amended the Certificate of Incorporation and Certificate of Designation of the series B Preferred Stock in order to increase the authorized number of shares of series B Preferred Stock, and (b) approved the issuance of the shares of series B Preferred Stock pursuant to the Securities Purchase Agreement between LPA Holding Corp. and the other parties thereto dated February 10, 2003. Except for the stockholder that executed the Written Consent, no other stockholders were solicited and accordingly, no votes against or withheld were received on the foregoing matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits required by Item 601 of Regulation S-K:

         99.1 Section 906 certification of Chief Executive Officer

         99.2 Section 906 certification of Chief Financial Officer

b.       Reports on Form 8-K:

         On February 6, 2003, the Company filed a Current Report on Form 8-K reporting that it had received another limited waiver of non-compliance from its lenders under the Credit Agreement through February 7, 2003.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LPA HOLDING CORP.

Dated August 13, 2003                /s/ Michael F. Czlonka
                                     -------------------------------------
                                     By: Michael F. Czlonka

                                     Chief Financial Officer and duly authorized representative of the registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LA PETITE ACADEMY, INC.

Dated August 13, 2003                 /s/ Michael F. Czlonka
                                     -------------------------------------
                                     By: Michael F. Czlonka

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