Form 10-K
period 2003-06-28
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2003-09-26
CIK 1062774, 901116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 28, 2003

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of January 11, 2003, the market value of the voting and non-voting common equity of LPA Holding Corp. and La Petite Academy, Inc. held by non-affiliates was zero.

As of September 25, 2003, LPA Holding Corp. had outstanding 773,403 shares of Class A Common Stock (par value, $0.01 per share) and 20,000 shares of Class B Common Stock (par value, $0.01 per share). As of September 25, 2003, the additional registrant had the number of outstanding shares, shown on the following table.

ADDITIONAL REGISTRANT

                                                                                     Number of Shares
                          Jurisdiction of    Commission          IRS Employer            of Common
         Name              Incorporation     File Number      Identification No.     Stock Outstanding
         ----             ---------------    -----------      ------------------    ------------------
La Petite Academy, Inc.       Delaware        333-56239           43-1243221       100 shares of Common
                                                                                   Stock (par value, $0.01
                                                                                   per share)

LPA HOLDING CORP.

INDEX

                                                                                      PAGE
                                                                                      ----
PART I.

Item 1.     Business                                                                    4

Item 2.     Properties                                                                 11

Item 3.     Legal Proceedings                                                          13

Item 4.     Submission of Matters to a Vote of Security Holders                        13

PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters      14

Item 6.     Selected Financial Data                                                    15

Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                    17

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                 27

Item 8.     Financial Statements and Supplementary Data                                28

Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                      51

Item 9A.    Controls and Procedures                                                    52

PART III.

Item 10.    Directors and Executive Officers of the Registrant                         54

Item 11.    Executive Compensation                                                     58

Item 12.    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                          61

Item 13.    Certain Relationships and Related Transactions                             63

PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K            64

SIGNATURES                                                                             75

PART I.

ITEM 1. BUSINESS

ORGANIZATION

Vestar/LPA Investment Corp. (Parent), a Delaware corporation, was formed in 1993 for the purpose of holding the capital stock of La Petite Holdings Corp. (Holdings), a Delaware corporation. Holdings, which has no assets or operations, was formed in 1993 for the purpose of holding the capital stock of La Petite Acquisition Corp. (Acquisition). On July 23, 1993, as a result of a series of transactions, Holdings acquired all the outstanding shares of common stock, par value $0.01 (the Common Stock), of La Petite Academy, Inc., a Delaware corporation (La Petite). The transaction was accounted for as a purchase. On May 31, 1997, Holdings was merged with and into La Petite, with La Petite as the surviving corporation. On August 28, 1997, LPA Services, Inc. (Services), a wholly owned subsidiary of La Petite, was incorporated to provide third party administrative services on insurance claims to La Petite.

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

Pursuant to a pre-emptive offer dated February 10, 2003, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of Series B preferred stock and warrants to purchase common stock of Parent. Pursuant to such offer, Parent received commitments to purchase up to $14.5 million of Series B preferred stock and issued warrants to purchase 1,692,423 shares of common stock of Parent. In June 2003, Parent issued 341,766 shares of Series B preferred stock for an aggregate purchase price of approximately $0.7 million. The $0.7 million proceeds received by parent were contributed to La Petite and were used by La Petite for working capital and liquidity purposes.

As of September 25, 2003, LPA beneficially owns 92.5% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and approximately $15.7 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, a director of La Petite and Parent, owns a majority of the voting interests of LPA.

Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the Company.

BUSINESS DESCRIPTION

La Petite, founded in 1968, is the largest privately held and one of the leading for-profit preschool educational facilities (commonly referred to as Academies) in the United States based on the number of centers operated. The Company provides center-based educational services and childcare to children between the ages of six weeks and 12 years. Management believes the Company differentiates itself through its superior educational programs, which were developed and are regularly enhanced by its curriculum department. The Company's focus on quality educational services allows it to capitalize on the increased awareness of the benefits of premium educational instruction for preschool and elementary school age children. At its residential and employer-based Academies, the Company utilizes its proprietary Journey(R) curriculum with the intent of maximizing a child's cognitive and social development. The Company also operates Montessori schools that employ the Montessori method of teaching, a classical approach that features the programming of tasks with materials presented in a sequence dictated by each child's capabilities.

As of June 28, 2003, the Company operated 648 Academies including 592 residential Academies, 27 employer-based Academies and 29 Montessori schools located in 36 states and the District of Columbia. For the 52 weeks ended June 28, 2003, the Company had an average attendance of approximately 70,900 full and part-time children.

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

For infants and toddlers, activities are planned for a variety of developmental areas such as listening and talking, physical development, creativity and learning from the world around them. As infants become toddlers, more activities focus on nurturing their need for independence and practicing small motor skills that help them learn to feed themselves, walk and communicate with others. Songs, finger plays, art ideas, storytelling tips, building activities and many activities to develop the bodies of toddlers through climbing, pushing and pulling are included. These activities also build the foundation for social skills such as how to get along with others and how to share.

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

For preschoolers, typically 3 and 4 year old children, the Journey(R) curriculum was developed. The Journey(R) curriculum is designed to maximize children's cognitive development and provide a positive learning experience for the children. The Company believes the Journey(R) curriculum is unsurpassed by the educational materials of any of the major childcare providers or its other competitors, many of whom only provide curriculum materials for a portion of the child's day. Journey covers the entire day. Learning occurs throughout six Learning Centers that focus on different skills and areas of development. In addition, Journey enables the children to experience the world around them through geography, Spanish, mathematics and sensorial activities.

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

ACADEMY NETWORK

The Company operates three types of childcare centers: residential Academies, employer-based Academies and Montessori schools. Academies generally operate year round, five days a week and typically are open from 6:30 AM to 6:30 PM. A child may be enrolled in any of a variety of program schedules from a full-time, five-day-per-week plan to as little as two or three half-days a week. A child attending full-time typically spends approximately nine hours a day, five days per week, at an Academy. The Kids Station program for children age's five to 12 provides extended childcare before and after the elementary school day and transportation to and from the elementary school.

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

Academy Directors are supervised by 46 District Managers. District Managers have an average of 13 years of experience with the Company, typically are responsible for six to 30 Academies and report to one of four Divisional Vice Presidents. District Managers visit their Academies regularly and are in frequent contact to help make decisions and improvements to program quality and profitability. The Divisional Vice Presidents have an average of 17 years of experience with the Company.

Residential Academies. As of June 28, 2003, the Company operated 592 residential Academies. Residential Academies are typically located in residential, middle income neighborhoods, and are usually one-story, air-conditioned buildings located on three-quarters of an acre to one acre of land. A typical Academy also has an adjacent playground designed to accommodate the full age range of children attending the school. The latest Academy design is approximately 12,800 square feet, built on a site of approximately 1.5 acres, with an operating capacity of approximately 185 children and incorporates a closed classroom concept. The Company continues to improve, modernize and renovate existing residential Academies to improve efficiency and operations, to better compete, to respond to the requests of parents and to support the Journey(R) curriculum.

Residential Academies generally have programs to care for children from toddlers to 12 years old arranged in five age groups. In addition, over half of the Academies offer childcare for infants, as young as six weeks old.
Teacher-student ratios vary depending on state requirements but generally decrease with the older child groups.

Employer-Based Academies. As of June 28, 2003, the Company operated 27 employer-based Academies. These Academies utilize an operating model that is very similar to residential Academies including collecting tuition fees directly from the employee parent, however they are opened to support businesses, government, hospitals and universities with large, single site employee populations. Employer-based Academies are located on business owner property and the business owner sponsors and usually supports the Academy with free or reduced rent, utilities and custodial maintenance. Employer-based Academies may be operated on a management fee basis, on a profit and loss basis or a variation of the two. Most employer-based Academies also allow community children to attend as a second priority to the business owner employee's children, which helps to maximize the revenue and profit opportunity at each employer-based Academy.

Montessori Schools. As of June 28, 2003, the Company operated 29 Montessori schools. Montessori schools are typically located in upper-middle income areas and feature brick facades and closed classrooms. The Montessori schools typically have lower staff turnover, and their lead teachers are certified Montessori instructors, many of whom are certified through the Company's internal training program. In addition, unlike students at residential Academies, Montessori students are enrolled for an entire school year, pay tuition monthly in advance and pay higher tuition rates.

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

NEW ACADEMY DEVELOPMENT

Recently, we have deferred new academy development and concentrated our efforts on strengthening our current portfolio by diverting more attention and efforts to capital improvements and stabilizing field operations. However, the Company still intends to expand within existing markets and enter new markets with Academies concentrated in clusters. We have increased our research to aggressively seek out new "turn-key" opportunities from existing local child-care operators or other users whose facilities meet our needs. In existing markets, management believes it has developed an effective selection process to identify attractive markets for prospective Academy sites. In evaluating the suitability of a particular location, the Company performs an extensive financial analysis of the historical performance of all existing schools, which includes consideration of each facility's structural condition, looking for a positive trend within that market. Once this has been established, the Company concentrates on the demographics of its target customer within a two-mile radius of residential Academies. The Company targets Metropolitan Statistical Areas with benchmark demographics which indicate parent education levels and family incomes combined with high child population growth, and considers the labor supply, cost of marketing and the likely speed and ease of development of Academies in the area. When entering new markets, in addition to the demographic study, a detailed analysis of any competitors past and future exposure within the market is analyzed.

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

During the 2003 year, the Company opened one employer-based Academy, four Journey-based Academies and one Journey-based Academy annex.

TUITION

Academy tuition depends upon a number of factors including, but not limited to, location of an Academy, age of the child, full or part-time attendance, utilization and competition. The Company also provides various tuition discounts primarily consisting of sibling, staff, and Preferred Employer Program. The Company adjusts tuition for Academy programs by child age group and program schedule within each Academy based on utilization and competitive factors. Parents also pay an annual registration fee, which is reduced for families with more than one child attending an Academy. Tuition and fees are payable weekly and in advance for most residential and employer-based Academies and monthly and in advance for Montessori schools. Other fees include activity fees for summer activities and supply fees for Accelerated Pre-Kindergarten and Private Kindergarten programs. Management estimates that state governments pay the tuition for approximately 25% of the children under its care.

MARKETING AND ADVERTISING

The Company's advertising plans are multi-faceted and heavily dependent on direct response programs, including consumer and business-to-business direct mail, mass media, and electronic media. Additional training is provided to Academy Directors as plans are rolled out throughout the country, including enhanced phone and tour sales training and tools. An additional emphasis is placed on expanding corporate partner relationships and growing the Preferred Employer Program, not necessarily through new companies, but through additional enrollment from currently participating corporations. The Preferred Employer Program allows the Company to build quality relationships with large corporations by providing preferred pricing for their employees who enroll their children at the Company's Academies.

The WOW! program, which began its launch in January, provided clear and tangible facility expectations for Academy Directors, with accountability on the District Manager level. The purpose of this program was to insure that the Academies were ready for the fall enrollment period, from a facility/sales/marketing perspective. Five sections, rolled out approximately one month apart and provided Academy Directors with a clear list of minimum facility expectations, an overview, and Q & A for each section. The project focused on: Curb Appeal and Common Areas, Pre-Kindergarten, School age, Preschool, and Infants/Toddlers/Twos classrooms. The WOW! assessments are now a component of the regularly conducted academy operations reviews.

The Parent Advisory Liaison, (PAL) continues in many Academies across the system and encourages increased parent participation and loyalty, forms partnerships between staff and parents, and creates a forum for the exchange of ideas between staff and parents for the benefit of children. To further encourage retention, the La Petite Academy Service Guarantee was implemented in July 2002. This guarantee simply states: (i) our education professionals are committed to exceeding the customer's expectations and (ii) for the Company's newly enrolled customers, after 90 days, if we do not meet their expectations, the Company will guarantee to refund the customer's last registration fee.

The VIP Referral Program continues to be highly successful in driving new enrollments into the Academies. Through this program, current customers who refer new customers are rewarded, and the new customer receives a discount for enrolling.

INFORMATION SYSTEMS

The Company's financial and management-reporting systems are connected through a Virtual Private Network (VPN) that connects all Academies, field management and Support Center employees. Through the use of the Company's point of sale software product, called ADMIN, and the implementation of the VPN, information such as financial reporting, enrollments, pricing, labor, receivables, and attendance are available at all levels of the organization.

The Company continues to review its management information systems to ensure the issuance of meaningful, specific performance measures, and the production of timely and accurate operating and financial information.

This year the Company's primary accounting system was upgraded to the most recent software release, providing improvements in function and processing. Many reports and forms have been moved to the Company intranet to reduce paperwork, streamline processing, and improve academy access. Telecommunications services were reviewed this year, leading to significant cost reductions through line elimination, vendor contract consolidation, and better usage of dial-up ISP services.

COMPETITION

The United States preschool education and childcare industry is highly fragmented and competitive. The Company's competition consists principally of local nursery schools and childcare centers, some of which are non-profit (including religious-affiliated centers), providers of services that operate out of their homes and other for profit companies, which may operate a number of centers. Local nursery schools and childcare centers generally charge less for their services. Many religious-affiliated and other non-profit childcare centers have no or lower rental costs than the Company, may receive donations or other funding to cover operating expenses and may utilize volunteers for staffing. Consequently, tuition rates at these facilities are commonly lower than the Company's rates. Additionally, fees for home-based care are normally lower than fees for center-based care because providers of home care are not always required to satisfy the same health, safety or operational regulations as our Academies. The competition also consists of other large, national, for profit childcare companies that may have more aggressive tuition discounting and other pricing policies than La Petite. The Company competes principally by offering trained and qualified personnel, professionally planned educational and recreational programs, well-equipped facilities and additional services such as transportation. In addition, the Company offers a challenging and sophisticated program that emphasizes the individual development of the child. Based on focus group research, the majority of parents rank the qualities of staff as the most important deciding factor in choosing a childcare facility. Following teacher qualification were such items as safety, cleanliness, programs, and curriculum. Price typically played a minimal role in the decision process, assuming price was within a reasonable variance. For some potential customers, the non-profit status of certain competitors may be a significant factor in choosing a childcare provider.

REGULATION AND GOVERNMENTAL INVOLVEMENT

Childcare centers are subject to numerous state and local regulations and licensing requirements, and the Company has policies and procedures in place in order to comply with such regulations and requirements. Although state and local regulations vary from jurisdiction to jurisdiction, government agencies generally review the ratio of staff to enrolled children, the safety, fitness and adequacy of the buildings and equipment, the dietary program, the daily curriculum, staff training, record keeping and compliance with health and safety standards. In certain jurisdictions, new legislation or regulations have been enacted or are being considered which establish requirements for employee background checks or other clearance procedures for new employees of childcare centers or vehicle operators. In most jurisdictions, governmental agencies conduct scheduled and unscheduled inspections of childcare centers, and licenses must be renewed periodically. Failure by an Academy to comply with applicable regulations can subject it to state sanctions, which might include the Academy being placed on probation or, in more serious cases, suspension or revocation of the Academy's license to operate and could also lead to sanctions against other Academies located in the same jurisdiction. In addition, this type of action could result in reputational damage extending beyond that jurisdiction.

Management believes the Company is in compliance with all applicable regulations and licensing requirements. However, there is no assurance that a licensing authority will not determine a particular Academy to be in violation of applicable regulations and take action against that Academy. In addition, there may be unforeseen changes in regulations and licensing requirements, such as changes in the required ratio of child center staff personnel to enrolled children that could have material adverse effect on our operations.

Certain tax incentives exist for childcare programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 35% of certain childcare expenses for "qualifying individuals" (as defined in the Code). The fees paid to the Company for childcare services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21 of the Code.

Various state and federal programs provide childcare assistance to low-income families. These programs are generally administered through state and local agencies. Management estimates approximately 25% of operating revenue is generated from such federal and state programs. Although no federal license is required at this time, there are minimum standards that must be met to qualify for participation in certain federal subsidy programs. Many states utilize tiered reimbursement programs. These programs have quality tiers that allow higher reimbursement for low-income programs that meet the highest quality standards.

Government, at both the federal and state levels, is involved in actively expanding the quality and availability of childcare services. Federal support is delivered at the state level through government-operated educational and financial assistance programs. Childcare services offered directly by states include training for childcare providers and resource and referral systems for parents seeking childcare. In addition, the state of Georgia has an extensive Government-funded private sector preschool program in which the Company participates. Other states are evaluating preschool programs based upon the Georgia model.

The Federal Americans with Disabilities Act (the "Disabilities Act") prohibits discrimination on the basis of disability in public accommodations and employment. The Disabilities Act became effective as to public accommodations in January 1992 and as to employment in July 1992. The Company has not experienced any material adverse impact under the Disabilities Act.

In September of 1998, the National Highway Transportation Safety Administration (NHTSA) issued interpretative letters that modified its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell fifteen-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be "used significantly" to transport children to and from school or school-related events. The Company currently maintains a fleet of approximately 1,275 fifteen-passenger vans and 120 school buses for use in transportation of children which management believes are safe and effective vehicles for that purpose. The Company's current fleet meets all necessary federal, state, and local safety requirements. In accordance with the NHTSA requirements, all new fleet additions or replacements must meet school bus standards.

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

INSURANCE AND CLAIMS ADMINISTRATION

The Company maintains an insurance program covering comprehensive general liability, automotive liability, workers' compensation, property and casualty, crime and directors and officers liability insurance. The policies provide for a variety of coverage, are subject to various limits, and include substantial deductibles or self-insured retention levels. The Company believes its insurance program is appropriate given the nature of its business and its claims history. However, claims may be asserted which fall outside of, or are in excess of the limits of, the Company's insurance, the effect of which could have a material adverse effect on the Company.

EMPLOYEES

As of June 28, 2003, the Company employed approximately 12,800 Associates. The Company's employees are not represented by any organized labor unions or employee organizations and management believes relations with employees are good.

ITEM 2. PROPERTIES

As of June 28, 2003, the Company operated 648 Academies, 567 of which were leased under operating leases, 68 of which were owned and 13 of which were operated in employer-owned centers. Most of these Academy leases have 15-year terms, some have 20-year terms, many have renewal options, and most require the Company to pay utilities, maintenance, insurance and property taxes. In addition, some of the leases provide for contingent rentals, if the Academy's operating revenue exceeds certain base levels. The Company also leases administrative office space in the cities of Chicago, Illinois, Overland Park, Kansas, Charlotte, North Carolina, and Burbank, California.

Because of different licensing requirements and design features, Academies vary in size and licensed capacity. Academies typically contain 5,400, to 9,500 square feet in a one-story, air-conditioned building located on three-quarters of an acre to one acre of land. Each Academy has an adjacent playground designed to accommodate the full age range of children attending the Academy. Licensed capacity for the same size building varies from state to state.

The following table summarizes Academy openings and closings for the indicated periods.

        FISCAL YEAR                    2003     2002     2001     2000     1999
        -----------                    ----     ----     ----     ----     ----
Academies;
Open at Beginning of Period             715      734      752      743      736
Opened During Period                      6        8        6       59       13
Closed During Period                    (73)     (27)     (24)     (50)      (6)
                                        ---      ---      ---      ---      ---

Open at End of Period                   648      715      734      752      743
                                        ===      ===      ===      ===      ===

During the 2003 year, the Company opened four Journey-based Academies, one Journey-based Academy annex, and one employer-based Academy. During that same period, the Company closed 73 schools. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

The following table shows the number of locations operated by the Company as of June 28, 2003:

Alabama        (13)    Indiana        (13)    Nevada           (13)    Tennessee       (26)
Arizona        (24)    Iowa            (5)    New Jersey        (2)    Texas           (97)
Arkansas        (4)    Kansas         (19)    New Mexico       (19)    Utah             (4)
California     (50)    Kentucky        (4)    New York          (1)    Virginia        (34)
Colorado       (18)    Louisiana       (1)    North Carolina   (24)    Washington, DC   (1)
Connecticut     (1)    Maryland       (15)    Ohio             (17)    Washington      (14)
Delaware        (1)    Minnesota       (5)    Oklahoma         (21)    Wisconsin       (14)
Florida        (78)    Mississippi     (2)    Oregon            (5)
Georgia        (32)    Missouri       (23)    Pennsylvania      (5)
Illinois       (19)    Nebraska        (8)    South Carolina   (16)

The leases have initial terms expiring as follows:

YEARS INITIAL LEASE TERMS EXPIRE                    NUMBER OF ACADEMIES
2004                                                         103
2005                                                          83
2006                                                          93
2007                                                         121
2008                                                          67
2009 and later                                               100
                                                             ---
                                                             567
                                                             ---

At June 28, 2003, the Company leased 567 Academies from approximately 333 lessors. The Company has generally been successful when it has sought to renew expiring Academy leases.

ITEM 3. LEGAL PROCEEDINGS

The Company has litigation pending which arose in the ordinary course of its business. In management's opinion, no litigation in which the Company currently is involved will result in liabilities that will have a material adverse effect on its financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Parent is not publicly traded. As of September 25, 2003, LPA owned 66.0% of the Parent's outstanding common stock, Vestar/LPT Limited Partnership owned 2.7%, management owned 1.2% and former management owned 30.1%.

No cash dividends were declared or paid on the Parent's common stock during the 2003 and 2002 fiscal years. The Company's 10% Series B Senior Notes due 2008 (Senior Notes) and preferred stock (see Note 4 and Note 8 to the consolidated financial statements) contain certain covenants that, among other things, do not permit Parent to pay cash dividends on its common or preferred stock now or in the immediate future.

As of September 25, 2003, there were 14 holders of record of Parent's common stock.

Note 11 of the consolidated financial statements contains a description of the stock based compensation plans of Parent, including the number of securities available for future issuance under such plans and whether such plans were approved by Parent's security holders.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to 6,669,734 shares of its Series B convertible preferred stock. In connection with such prospective issuance, on February 10, 2003, Parent issued warrants to purchase 1,692,423 shares of its class A common stock, pro rata to each Electing Stockholder. Each warrant is convertible into one share of class A common stock of Parent at an exercise price of $0.01 per share. In June 2003, in accordance with the commitment under the terms of the Securities Purchase Agreement, LPA, as one of the Electing Stockholders, purchased 341,766 shares of Series B preferred stock of Parent at a purchase price of $2.174 per share. Each of the foregoing transactions was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereunder, as transactions not involving any public offering. In each of such transactions, no general solicitation was made, the securities sold are subject to transfer restrictions, and the certificates evidencing such securities contains an appropriate legend stating such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in connection with any of these sales of Parent's equity securities.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS OF DOLLARS)

The following selected financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this annual report on Form 10-K.

                                                 52 WEEKS     52 WEEKS      52 WEEKS     52 WEEKS     44 WEEKS
                                                   ENDED        ENDED         ENDED        ENDED        ENDED
                                                 JUNE 28,     JUNE 29,      JUNE 30,      JULY 1,      JULY 3,
                                                   2003         2002        2001 (a)       2000       1999 (a)
INCOME STATEMENT DATA

Revenue                                         $ 390,165    $ 391,205     $ 384,924    $ 371,265    $ 281,307

Operating expenses, exclusive of restructuring
   charges and asset impairments                  376,520      388,871       374,051      359,382      266,032
   Restructuring charges (b)                        4,908        3,208         2,455        7,705          110
   Asset impairments (c)                            3,057       57,436
                                                ---------    ---------     ---------    ---------    ---------
Total operating expenses                          384,485      449,515       376,506      367,087      266,142
                                                ---------    ---------     ---------    ---------    ---------
Operating (loss) income                             5,680      (58,310)        8,418        4,178       15,165
Interest expense (d)                               21,509       21,902        20,487       20,880       16,144
Interest income                                      (127)        (204)          (85)        (163)        (153)
                                                ---------    ---------     ---------    ---------    ---------
Loss before income taxes                          (15,702)     (80,008)      (11,984)     (16,539)        (826)
Provision (benefit) for income
   taxes                                              246       (3,236)       16,204       (5,453)         579
                                                ---------    ---------     ---------    ---------    ---------
Net loss                                          (15,948)     (76,772)      (28,188)     (11,086)      (1,405)

Other comprehensive income (loss):
   Derivative adjustments, net                                                   492
   Amounts reclassified into operations               (86)         (85)         (161)
                                                ---------    ---------     ---------    ---------    --------
Comprehensive loss                              $ (16,034)   $ (76,857)    $ (27,857)   $ (11,086)   $ (1,405)
                                                =========    =========     =========    =========    ========

BALANCE SHEET DATA (AT END OF PERIOD)
Total assets                                    $  78,089    $  91,568     $ 148,665    $ 165,935    $ 171,927
Total long-term debt and capital lease            197,908      196,963       193,211      182,319      187,999
   obligations
Preferred stock                                    89,523       78,624        54,941       47,314       29,310
Stockholders' deficit                            (272,817)    (246,629)     (161,089)    (125,604)    (111,595)
OTHER DATA
Cash flows from operating activities               (1,556)       2,967         4,619          771       15,362
Cash flows from investing activities               (4,107)      (8,791)      (14,313)      (7,828)     (19,148)
Cash flows from financing activities                 (903)      16,502        11,100        6,493        1,490
Depreciation and amortization                      10,372       14,664        14,966       16,179       12,821
Capital expenditures                                5,594        9,629        14,502       20,899       31,610
Proceeds from sale of assets                        1,487          838           189       23,432       12,462
Ratio of earnings to fixed charges (e)                 (e)          (e)           (e)          (e)          (e)
Academies at end of period                            648          715           734          752          743
FTE utilization during the period (f)                  62%          63%           63%          63%          65%

a) On April 18, 2001, the Company changed its fiscal year end from the 52 or 53-week period ending on the first Saturday in July to the 52 or 53-week period ending on the Saturday closest to June 30. On June 10, 1999, the Company changed its fiscal year to be the period starting on the first Saturday in July and ending on the first Saturday of July of the subsequent year, resulting in a 44-week year for fiscal 1999 (see
         Note 2 to the consolidated financial statements included in Item 8 of this report).

b) Restructuring charges resulted from management's decision to close certain Academies located in areas where conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. These charges consist principally of the present value of rent (net of anticipated sublease income), real estate taxes, common area maintenance charges, and utilities, the write-off of goodwill associated with closed Academies, and the write-down of fixed assets to fair market value. See
         Note 12 to the consolidated financial statements included in Item 8 of this report for further discussion.

c) During the fourth quarter of fiscal 2003, the Company identified conditions, including a projected current year operating loss as well as negative cash flows in certain of the Company's schools, as indications that the carrying amount of certain long-lived assets may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of long-lived assets at these schools using a cash flow projection based on the remaining useful lives of the assets. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets at certain of these schools. As a result, the Company recognized impairment losses of $3.1 million related to property and equipment in fiscal 2003. During the fourth quarter of fiscal 2002, the Company recognized asset impairment losses of $57.4 million. The Company identified conditions, including a projected current year consolidated operating loss as well as negative cash flows in certain of the Company's regional and division operations, as an indication that the carrying amount of certain long-lived assets, primarily goodwill, may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of those long-lived assets using a cash flow projection based on the remaining useful life. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets. In addition, the Company evaluated the carrying-value of its remaining goodwill in accordance with Accounting Principles Board Opinion No. 17 and determined that the goodwill was fully impaired. As a result, the Company recognized impairment losses of $57.4 million related to the long-lived assets, of which $52.3 million related to goodwill and $5.1 million related to property and equipment in fiscal 2002.

d) Interest expense includes $1.2 million, $1.0 million, $1.1 million, $1.1 million, and $0.8 million of amortization of deferred financing costs for fiscal years 2003, 2002, 2001, 2000, and 1999, respectively.

e) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes and extraordinary items, plus fixed charges. Fixed charges consists of interest expense on all indebtedness, amortization of deferred financing costs, and one-third of rental expense on operating leases representing that portion of rental expense that the Company deemed to be attributable to interest. For the 52 weeks ended June 28, 2003, June 29, 2002, June 30, 2001, July 1, 2000, and the 44 weeks ended July 3, 1999, earnings were inadequate to cover fixed charges by $15.7 million, $80.0 million, $12.0 million, $16.5 million and $0.8 million, respectively.

f) FTE Utilization is the ratio of full-time equivalent (FTE) students to the total operating capacity for all of the Company's Academies. FTE attendance is not a measure of the absolute number of students attending the Company's Academies; rather, it is an approximation of the full-time equivalent number of students based on Company estimates and weighted averages. For example, a student attending full-time is equivalent to one FTE, while a student attending one-half of each day is equivalent to 0.5 FTE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included in Item 8 of this report.

On April 18, 2001, the Company changed its fiscal year end from the 52/53-week period ending on the first Saturday in July to the 52/53-week period ending on the Saturday closest to June 30 (See Note 2 of the consolidated financial statements). The tables below present the results of the 52 weeks ended June 28, 2003, the results of the 52 weeks ended June 29, 2002, and the results of the 52 weeks ended June 30, 2001 (herein referred to as the 2003 year, the 2002 year, and the 2001 year).

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

2003 COMPARED TO 2002 RESULTS (IN THOUSANDS OF DOLLARS)

                                                     52 WEEKS ENDED                     52 WEEKS ENDED
                                                      JUNE 28, 2003                      JUNE 29, 2002
                                              ----------------------------       ----------------------------
                                                                Percent of                         Percent of
                                                Amount            Revenue          Amount            Revenue
                                               --------         ----------       ---------         ----------
Revenue                                       $ 390,165            100.0%        $ 391,205            100.0%

Operating expenses:
 Salaries, wages and benefits                   214,414             55.0           215,572             55.1
 Facility lease expense                          45,652             11.7            45,554             11.6
 Depreciation and amortization                   10,372              2.7            14,664              3.7
 Restructuring charge                             4,908              1.3             3,208              0.8
 Asset impairments                                3,057              0.8            57,436             14.7
 Provision for doubtful accounts                  2,802              0.7             2,951              0.8
 Other                                          103,280             26.5           110,130             28.2
                                              ---------            -----         ---------            -----

Total operating expenses                        384,485             98.5           449,515            114.9
                                              ---------            -----         ---------            -----
Operating income (loss)                       $   5,680              1.5%        $ (58,310)           -14.9%
                                              =========            =====         =========            =====

During the 2003 year, the Company opened 6 new schools and closed 73 schools. As a result, the Company operated 648 schools on June 28, 2003. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

Operating revenue. Operating revenue decreased $1.0 million or 0.3% during the 2003 year as compared to the 2002 year. The operating revenue decrease is the result of a $16.6 million of reduction in operating revenue at closed schools offset by a $12.9 million increase at established schools, a $2.4 million increase at new schools and a $0.3 million increase in other revenue. Tuition revenue at established schools increased 2.7% during the 2003 year as compared to the 2002 year. The increase in tuition revenue reflects an increase in the average weekly FTE tuition rates of 5.4% offset by a decrease in full time equivalent (FTE) attendance of 2.7%.

The increase in average weekly FTE tuition rates was principally due to selective price increases, which were put into place in September 2001 and September 2002, based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was principally due to school closures and a decline in FTE attendance at established schools, partially offset by increased FTE attendance at new schools.

Salaries, wages and benefits. Salaries, wages and benefits decreased $1.2 million or 0.5% during the 2003 year as compared to the 2002 year. As a percentage of revenue, labor costs were 55.0% for the 2003 year as compared to 55.1% for the 2002 year. The decrease in salaries, wages and benefits includes reduced labor costs at closed schools of $9.3 million, and reduced bonus costs of $0.6 million offset by increased labor costs at established schools of $5.3 million, increased labor costs at new schools of $1.3 million, increased field management and corporate administration labor costs of $0.1 million, and increased benefit costs of $2.0 million. The increase in labor costs at established schools was mainly due to a 5.0% increase in average hourly wage rates offset by a 1.9% decrease in labor hours. New schools experience higher labor costs relative to revenue as compared to the established schools.

Facility lease expense. Facility lease expense increased $0.1 million or 0.2% during the 2003 year as compared to the 2002 year. The increase in facility lease expense was mainly due to lower rent credits in the 2003 year resulting from certain unfavorable lease liabilities becoming fully amortized prior to the end of the third quarter of the 2003 year offset by reductions in lease payments for facilities with contingent rent provisions and lease payments for closed schools.

Depreciation and amortization. Depreciation expense decreased $4.3 million or 29.3% during the 2003 year as compared to the 2002 year. The decrease in depreciation and amortization principally resulted from the reduction in carrying value of long-lived assets, including goodwill, as a result of the impairment losses recognized in the fourth quarter of the 2002 year.

Restructuring charges. The Company recognized restructuring charges of $7.4 million in the 2003 year in connection with the closure of 73 schools and $0.4 million in connection with the write-down to fair market value of real estate properties held for disposal, offset by recoveries of $2.9 million principally due to settlement of lease liabilities for less than the recorded reserves. In the 2002 year, the Company recognized a restructuring charge of $3.2 million in connection with the closure of seven Academies and one divisional office. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, common area maintenance charges, and utilities, along with the write-off of fixed assets.

Asset impairments. During the fourth quarter of fiscal 2003, the Company identified conditions, including a projected current year operating loss as well as negative cash flows in certain of the Company's schools, as indications that the carrying amount of certain long-lived assets may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of long-lived assets at these schools using a cash flow projection based on the remaining useful lives of the assets. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets at certain of these schools. As a result, the Company recognized impairment losses of $3.1 million related to property and equipment in the 2003 year. During the fourth quarter of fiscal 2002, the Company recognized impairment losses of $57.4 million. The Company identified conditions, including a projected current year consolidated operating loss as well as negative cash flows in certain of the Company's regional and divisional operations, as indications that the carrying amount of certain long-lived assets, primarily goodwill, may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of those long-lived assets using a cash flow projection based on the remaining useful life. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets. In addition, the Company evaluated the enterprise value of its remaining goodwill in accordance with Accounting Principles Board Opinion No. 17 and determined that the goodwill was fully impaired. As a result, the Company recognized impairment losses of $57.4 million related to the long-lived assets, of which $52.3 million related to goodwill and $5.1 million related to property and equipment in the 2002 year.

Provision for doubtful accounts. The provision for doubtful accounts decreased $0.1 million or 5.0% during the 2003 year as compared to the 2002 year. The decrease in the provision for doubtful accounts is principally the result of improved collection efforts over the prior year.

Other operating costs. Other operating costs decreased $6.9 million or 6.2% during the 2003 year as compared to the 2002 year. Other operating costs include repairs and maintenance, utilities, insurance, real estate taxes, food, transportation, marketing, supplies, travel, professional fees, personnel, recruitment, training, bank overages and shortages, and other miscellaneous costs. The decrease was due primarily to decreases in supplies, marketing, special projects, school activity costs, personnel, transportation, travel, and utilities, offset by higher expenses in legal and professional fees, repairs and maintenance, insurance, food, bank charges and shortages, and miscellaneous expenses. As a percentage of revenue, other operating costs decreased to 26.5% in the 2003 year as compared to 28.2% in the 2002 year.

Operating income. As a result of the foregoing, operating income was $5.7 million for the 2003 year as compared to an operating loss of $58.3 million for the 2002 year.

Interest expense. Net interest expense decreased $0.3 million or 1.5% during the 2003 year as compared to the 2002 year. The decrease was principally due to a nonrecurring $0.8 million mark-to-market adjustment for derivative instruments in the 2002 year, offset by a $0.1 million increase resulting from additional borrowing, and a $0.2 million increase in debt fees, and a $0.2 million increase in interest expense related to servicing the reserve for closed schools.

Income tax rate. The 2003 year income tax expense was $0.2 million, or 2% of the $15.7 million pretax loss compared with the 2002 tax benefit of $3.2 million, or 4% of the pretax loss. Due to a change in certain federal tax laws during the 2002 year, the Company filed for and received a refund of income taxes paid in prior years. Excluding the impact of this refund, the effective tax rate was 0% in the 2003 and 2002 years due to the loss before income taxes in both years and the Company's provision of a full valuation allowance against deferred tax assets created in the 2003 and 2002 years.

2002 COMPARED TO 2001 RESULTS (IN THOUSANDS OF DOLLARS)

                                                     52 WEEKS ENDED                     52 WEEKS ENDED
                                                      JUNE 29, 2003                      JUNE 30, 2001
                                              ----------------------------       ----------------------------
                                                                Percent of                         Percent of
                                                Amount            Revenue          Amount            Revenue
                                              ---------         ----------        --------         ----------
Revenue                                       $ 391,205            100.0%        $ 384,924            100.0%

Operating expenses:
 Salaries, wages and benefits                   215,572             55.1           216,297             56.2
 Facility lease expense                          45,554             11.6            44,815             11.6
 Depreciation and amortization                   14,664              3.7            14,966              3.9
 Restructuring charges                            3,208              0.8             2,455              0.6
 Asset impairments                               57,436             14.7                 0              0.0
 Provision for doubtful accounts                  2,951              0.8             4,665              1.2
 Other                                          110,130             28.2            93,308             24.2
                                              ---------            -----         ---------            -----
Total operating expenses                        449,515            114.9           376,506             97.8
                                              ---------            -----         ---------            -----

Operating income (loss)                       $ (58,310)           -14.9%        $   8,418              2.2%
                                              =========            =====         =========            =====

During the 2002 year, the Company opened 8 new schools and closed 27 schools. As a result, the Company operated 715 schools on June 29, 2002. Thirteen of the closures resulted from management's decision to close certain schools located in areas where conditions no longer supported economically viable operations, and the remaining 14 closures were due to management's decision not to renew the leases or contracts of certain schools.

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

Restructuring charges. The Company recognized a restructuring charge of $3.2 million in the 2002 year in connection with the closure of seven Academies and one divisional office. All of those Academies and the divisional office were closed during the 2002 year. In the 2001 year, the Company recognized a restructuring charge of $2.5 million in connection with the closure of 15 Academies and two regional offices. Nine of the 15 Academies and both regional offices closed in the 2001 year, while the remainder closed in the 2002 year. The restructuring charges consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, common area maintenance charges, and utilities, the write-off of goodwill associated with closed Academies, and the write-down of fixed assets to fair market value.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are from cash flows from operations, borrowings on the revolving credit facility under an agreement entered into on May 11, 1998, providing for a term loan facility and a revolving credit agreement (the Credit Agreement), and capital contributions received from LPA. The Company's principal uses of funds are debt service requirements, capital expenditures and working capital needs. The Company incurred substantial indebtedness in connection with the Recapitalization.

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

The Credit Agreement will terminate on May 11, 2006. Payments due under the amortization schedule for the term loan are $1.0 million in fiscal year 2004, $5.5 million in fiscal year 2005, and $28.0 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On June 28, 2003, there was $34.5 million outstanding under the term loan and $19.1 million outstanding under the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount of $5.9 million, and $0.0 million was available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

The Company was not in compliance with certain of the financial and informational covenants for numerous periods, including the first quarter of fiscal year 2003 and each of the quarterly periods in fiscal years 1999 through 2002. The Company received limited waivers of noncompliance with the foregoing financial and informational covenants through February 7, 2003. Amendment No. 5 to the Credit Agreement dated as of February 10, 2003 permanently waived such defaults.

On February 10, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 5 to the Credit Agreement. The amendment waived the existing defaults for the first quarter of fiscal year 2003 as well as existing defaults in fiscal years 1999 through 2002 of Parent and La Petite, extended the final maturity of the Credit Agreement by one year to May 11, 2006, revised the amortization schedule to account for the additional one-year extension and revised and set, as applicable, financial covenant targets (such as maximum leverage ratio and minimum fixed charge coverage ratio) for fiscal years 2003 through 2006. As a condition to the effectiveness of Amendment No. 5, Parent was required to obtain contingent equity commitments from its existing stockholders for an amount equal to $14,500,000. Pursuant to Amendment No. 5, none of the proceeds, if any, received by Parent as a result of the contingent equity commitments is required to be used to prepay the term loans outstanding under the Credit Agreement. See Notes 4 and 8 to the consolidated financial statements included at Item 8 of this report for further information.

In the third and fourth quarters of fiscal year 2003, the Company was not in compliance with certain of the informational covenants contained in the Credit Agreement. The Company obtained limited waivers of non-compliance with such informational covenants through July 31, 2003. Amendment No. 6 to the Credit Agreement dated as of July 31, 2003, permanently waived such defaults.

On July 31, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 6 to the Credit Agreement. The amendment permanently waived existing third and fourth quarter fiscal 2003 defaults of Parent and La Petite in connection with (a) the failure to deliver timely financial information to the senior secured lenders; (b) the failure to deliver timely information regarding purchases of material assets to the senior secured lenders; and (c) the failure to file certain reports with the Securities and Exchange Commission. Additionally, Amendment No. 6 revised the definition of Consolidated EBITDA in the Credit Agreement. See Notes 4 and 8 to the consolidated financial statements included at Item 8 of this report for further information.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to 6,669,734 shares of its Series B convertible preferred stock. LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, 6,662,879 shares of the Series B preferred stock being offered and has received warrants to purchase 1,690,683 shares of Parent's class A common stock in connection with such commitment. In accordance with such commitment, in June 2003, LPA purchased 341,766 shares of Series B preferred stock. Further, in accordance with their commitment to purchase shares of Series B preferred stock in accordance with the terms of the Securities Purchase Agreement, in July 2003 the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock. Accordingly, at September 25, 2003 the contingent equity commitment from the stockholders of Parent has been reduced from $14.5 million to $13.8 million. See Note 8 to the consolidated financial statements included at Item 8 of this report for further information.

As of September 25, 2003, LPA beneficially owned 92.5% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and approximately $15.7 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, a director of La Petite and Parent, owns a majority of the voting interests of LPA.

Cash flows used for operating activities were $1.6 million during the 2003 year compared to cash flows provided by operating activities of $3.0 million during the 2002 year. The $4.6 million decrease in cash flows from operations was mainly due to increased restricted cash investments of $1.3 million and increased working capital amounts of $8.3 million, offset by a $5.0 million decrease in net losses, net of non-cash charges. Restricted cash investments represent cash deposited in an escrow account as security for the self-insured portion of the Company's workers compensation and automobile insurance coverage.

Cash flows used for investing activities were $4.1 million during the 2003 year as compared to $8.8 million during the 2002 year. The $4.7 million decrease was due to a $4.0 million decrease in capital expenditures and a $0.7 million increase in proceeds from sale of assets.

Cash flows used for financing activities were $0.9 million during the 2003 year compared to cash flows from financing activities of $16.5 million during the 2002 year. The $17.4 million decrease in cash flows for financing activities was due to a $2.2 million decrease in net borrowings under the revolving credit agreement, a $1.2 million increase in repayments of debt and capital lease obligations, and a $14.3 million decrease in proceeds from the issuance of redeemable preferred stock and warrants, offset by a $0.3 million decrease in deferred financing costs.

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

During the 2003 year, the Company opened four Residential-based Academies, one Residential-based Academy annex, and one Employer-based Academy. Employer-based Academies are generally operated in facilities provided by the employer.

Total capital expenditures for the 52 weeks ended June 28, 2003 and June 29, 2002 were $5.6 million and $9.6 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 52 weeks ended June 28, 2003 and June 29, 2002 were $5.6 million and $8.4 million, respectively. For fiscal year 2004, the Company expects total maintenance capital expenditures to be approximately $8.5 million.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 52 weeks ended June 28, 2003 and June 29, 2002 were $15.1 million and $13.0 million, respectively.

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the term of a contract, such as borrowing or lease agreements. Commercial commitments represent obligations for cash performance in the event of demands by third parties or other contingent events, such as lines of credit. Our contractual obligations and commercial commitments at June 28, 2003 were as follows, in thousands of dollars:

                                                            Fiscal  Year
                        -------------------------------------------------------------------------------------
                          Total         2004         2005        2006        2007        2008      Thereafter
                        --------      --------     -------     -------     -------    ---------    ----------
Long-term debt          $179,494      $  1,000     $ 5,500     $27,994                $ 145,000
Revolving credit
   facility               19,094                                19,094
Capital lease
   obligations             1,819         1,499         318           2
Operating leases         186,198        41,332      34,506      29,603      20,325       14,279       46,153
Letters of credit          5,905         5,905
Severance
   agreement(a)              905           200         200         200         200          105
                        --------      --------     -------     -------     -------    ---------     --------
                        $392,510      $ 49,736     $40,324     $76,693     $20,325    $ 159,279     $ 46,153
                        ========      ========     =======     =======     =======    =========     ========

(a) Commitments under a Separation Agreement the Company's former Chief Executive Officer and President entered into on December 11, 2002.

Management has instituted a series of plans and actions designed to improve the Company's operating results and cash flow and to strengthen the Company's financial position. These plans included cost reductions resulting from continued academy closures and personnel reductions, as well as targeted reductions in certain overhead costs and optimization of the Company's real estate portfolio. Management is continuing to identify opportunities to maximize revenue and reduce costs and believes that implementation of plans to improve operations and cash flows, coupled with the amendment of the financial covenants contained in the credit agreement and the additional contingent equity commitments up to $13.8 million provided by LPA and certain of the other stockholders of Parent, will allow the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company's lenders will waive any future violations of the Credit Agreement that may occur or agree to future amendments of the Credit Agreement. There also can be no assurance that the Company can obtain additional funding from Parent beyond that as noted above or any other external source.

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

For a description of our significant accounting policies, see "Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies." The following accounting estimates and related policies are considered critical to the preparation of our financial statements due to the business judgment and estimation processes involved in their application.

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

Accounts receivable. Our accounts receivable are comprised primarily of tuition due from governmental agencies, parents and employers. Accounts receivable are presented at estimated net realizable value. We use estimates in determining the collectibility of our accounts receivable and must rely on our evaluation of historical trends, governmental funding levels, specific customer issues and current economic trends to arrive at appropriate allowances. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

Long-lived assets. Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the potential impairment of property and equipment whenever events or change in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if our estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such estimates consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Impairment charges of $3.1 million were recorded in fiscal 2003 and were shown separately as asset impairment expense in the financial statements.

Self-insurance obligations. The Company self-insures a portion of its general liability, workers' compensation, auto, property and employee medical insurance programs. The Company purchases stop loss coverage at varying levels in order to mitigate its potential future losses. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. The Company estimates the obligations for liabilities incurred but not yet reported or paid based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The accrued obligations for these self-insurance programs were $15.1 million and $11.6 million at June 28, 2003 and June 29, 2002, respectively, see "Item 8. Financial Statements and Supplementary Data,
Note 2. Summary of Significant Accounting Policies, Self-insurance Programs." Our internal estimates are reviewed annually by a third party actuary. While we believe that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these programs could have a material adverse effect on our financial position, cash flows or results of operations.

Income taxes. Accounting for income taxes requires the Company to estimate its income taxes in each jurisdiction in which it operates. Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities. The Company estimates the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates. The Company determined that, based on cumulative historical pretax losses, it was more likely than not that the deferred tax assets as of June 28, 2003 and June 29, 2002 would not be realized. Therefore, the Company recorded a valuation allowance to fully reserve those deferred tax assets at both fiscal 2003 and 2002 year-end. The provision for income taxes at June 28, 2003 and June 29, 2002 includes $6.3 million and $6.3 million, respectively to record these valuation allowances.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Although the Statement has impacted the timing of recognizing a restructuring charge, the Company has determined that SFAS No. 146 did not have a material effect on its financial condition, results of operations or cash flows.

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements of interim or financial periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. Because the Company has no guarantees, the Company believes that FIN 45 will not have a material effect on its financial condition, results of operations or cash flows.

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

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that certain instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that SFAS No. 150 will impact the classification of its Series A preferred stock and will require that accrued dividends and accretion related to these shares be classified as interest expense rather than a charge to accumulated deficit.

SEASONALITY

See "Item 1. Business -Seasonality."

GOVERNMENTAL LAWS AND REGULATIONS

See "Item 1. Business -Regulation and Government Involvement."

INFLATION AND GENERAL ECONOMIC CONDITION

During the past three years (a period of low inflation) the Company implemented selective increases in tuition rates based on geographic market conditions and class capacity utilization. During the 2003 year, the Company experienced inflationary pressures on average wage rates, as hourly rates increased approximately 5.0%. Management believes this is occurring industry wide and there is no assurance that such wage rate increases can be recovered through future increases in tuition. A sustained recession with high unemployment may have a material adverse effect on the Company's operations.

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

     - Demand factors, including general fluctuations in demand for childcare services and seasonal fluctuations.

     - Competitive factors, including: (a) pricing pressures primarily from local nursery schools and childcare centers and other large, national for-profit childcare companies, (b) the hiring and retention of trained and qualified personnel, (c) the ability to maintain well-equipped facilities and (d) any adverse publicity concerning alleged child abuse at the Company's childcare centers or at its Academies.

     - Governmental action including: (a) new laws, regulations and judicial decisions related to state and local regulations and licensing requirements, (b) changes in the Federal assistance and funding of childcare services and (c) changes in the tax laws relating to La Petite's operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In prior years, derivative financial instruments were utilized by the Company in the management of its interest rate exposures. The Company currently does not use derivative financial instruments for trading or speculative purposes.

Indebtedness as of June 28, 2003 consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $34.5 and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") not to be less than an amount equal to 2.50% per annum, plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1% or the federal funds effective rate plus -1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for ABR loans. The Senior Notes will mature in May 2008 and the Credit Agreement will mature in May 2006. Payments due under the term loan are, $1.0 million in fiscal year 2004, $5.5 million in fiscal year 2005 and $28.0 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined). A 1% increase or decrease in the applicable index rate would result in a corresponding interest expense increase or decrease of $0.5 million per year.

To reduce the impact of interest rate changes on the term loan, the Company entered into interest rate collar agreements during the second quarter of fiscal year 1999. The collar agreements covered the LIBOR interest rate portion of the term loan, effectively setting maximum and minimum interest rates of 9.5% and 7.9%, respectively. On December 19, 2001, the interest rate collar agreement on the term loan was terminated effective as of January 28, 2002. Pursuant to the termination, the Company paid the counter party $0.8 million in satisfaction of an accrued mark - to-market obligation under the interest rate collar agreement. With the termination of the interest rate collar on the term loan, effective January 28, 2002, the Company has no remaining derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

         Independent Accountants' Report

         Consolidated Balance Sheets as of June 28, 2003 and June 29, 2002

         Consolidated Statements of Operations and Comprehensive Loss for the 52 weeks ended June 28, 2003, June 29, 2002, and June 30, 2001

         Consolidated Statements of Stockholders' Deficit for the 52 weeks ended June 28, 2003, June 29, 2002, and June 30, 2001

         Consolidated Statements of Cash Flows for the 52 weeks ended June 28, 2003, June 29, 2002, and June 30, 2001

         Notes to Consolidated Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
LPA Holding Corp.

We have audited the accompanying consolidated balance sheets of LPA Holding Corp. and subsidiaries (the "Company") as of June 28, 2003 and June 29, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the three years in the period ended June 28, 2003. Our audits also included the financial statement schedules listed in the Index at Item 14. (a). 2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LPA Holding Corp. and subsidiaries as of June 28, 2003 and June 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois
September 22,2003

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              JUNE 28,            JUNE 29,
                                                                                2003                2002
                                                                             ----------          ----------
ASSETS
Current assets:
    Cash and cash equivalents                                                $    9,526          $   16,092
    Restricted cash investments                                                   7,993               3,516
    Accounts and notes receivable, (net of allowance for
       doubtful accounts of $496 and $914, respectively)                         11,024              11,225
    Supplies inventory                                                            3,075               2,955
    Other prepaid expenses                                                          905               1,517
    Refundable taxes                                                                 56                 528
                                                                             ----------          ----------
         Total current assets                                                    32,579              35,833

Property and equipment, at cost:
    Land                                                                          5,442               5,168
    Buildings and leasehold improvements                                         66,920              74,137
    Furniture and equipment                                                      11,901              16,151
    Construction in progress                                                                          2,794
                                                                             ----------          ----------
                                                                                 84,263              98,250
    Less accumulated depreciation                                                46,149              52,189
                                                                             ----------          ----------
         Property and equipment, net                                             38,114              46,061

Other assets (Note 3)                                                             7,396               9,674
                                                                             ----------          ----------
Total assets                                                                 $   78,089          $   91,568
                                                                             ==========          ==========

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                JUNE 28,         JUNE 29,
                                                                                  2003             2002
                                                                              -----------       ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Overdrafts due banks                                                      $    3,055        $    4,491
    Accounts payable                                                               8,445             8,069
    Current maturities of long-term debt and capital lease                         2,499             2,150
    obligations (Note 4)
    Accrued salaries, wages and other payroll costs                               17,954            17,450
    Accrued insurance liabilities                                                  5,141             2,471
    Accrued property and sales taxes                                               4,313             4,053
    Accrued interest payable                                                       1,982             2,119
    Reserve for closed academies                                                   2,137             1,833
    Other current liabilities                                                      6,548             8,754
                                                                              ----------        ----------
         Total current liabilities                                                52,074            51,390

Long-term liabilities:
    Long-term debt and capital lease obligations (Note 4)                        197,908           196,963
    Other long-term liabilities (Note 5)                                          11,401            11,220
                                                                              ----------        ----------
         Total long-term liabilities                                             209,309           208,183

Series A 12% redeemable preferred stock ($0.01 par value per share);              72,784            63,397
    45,000 shares authorized, issued and outstanding as of June 28,
    2003 and June 29, 2002; aggregate liquidation preference of
    $77.0 million and $68.5 million, respectively

Series B 5% convertible redeemable participating preferred stock                  16,739            15,227
    ($0.01 par value per share); 13,645,000 shares authorized,
    7,241,490 and 6,899,724 issued and outstanding as of June 28,
    2003 and June 29, 2002, respectively; aggregate liquidation preference of $16.7 million and $15.2 million, respectively

Stockholders' deficit:
    Class A common stock ($0.01 par value per share); 17,500,000                       8                 6
    authorized: 773,403 and 564,985 shares issued and outstanding as of June 28, 2003 and June 29, 2002, respectively.

    Class B common stock ($0.01 par value per share); 20,000 shares authorized, issued and outstanding
    Common stock warrants                                                          8,596             8,596
    Accumulated other comprehensive income                                           160               246
    Accumulated deficit                                                         (281,581)         (255,477)
                                                                              ----------        ----------
         Total stockholders' deficit                                            (272,817)         (246,629)
                                                                              ----------        ----------
Total liabilities and stockholders' deficit                                   $   78,089        $   91,568
                                                                              ==========        ==========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(IN THOUSANDS OF DOLLARS)

                                                         52 WEEKS ENDED   52 WEEKS ENDED    52 WEEKS ENDED
                                                            JUNE 28,         JUNE 29,          JUNE 30,
                                                              2003             2002              2001
                                                         --------------   --------------    --------------

Revenue                                                    $  390,165        $  391,205        $ 384,924

Operating expenses:
    Salaries, wages and benefits                              214,414           215,572          216,297
    Facility lease expense                                     45,652            45,554           44,815
    Depreciation and amortization                              10,372            14,664           14,966
    Restructuring charges (Note 12)                             4,908             3,208            2,455
    Asset impairments (Note 13)                                 3,057            57,436
    Provision for doubtful accounts                             2,802             2,951            4,665
    Other                                                     103,280           110,130           93,308
                                                           ----------        ----------        ---------

Total operating expenses                                      384,485           449,515          376,506
                                                           ----------        ----------        ---------

Operating income (loss)                                         5,680           (58,310)           8,418

Interest expense                                               21,509            21,902           20,487
Interest income                                                  (127)             (204)             (85)
                                                           ----------        ----------        ---------

        Net interest expense                                   21,382            21,698           20,402
                                                           ----------        ----------        ---------

Loss before income taxes                                      (15,702)          (80,008)         (11,984)
Provision (benefit) for income taxes                              246            (3,236)          16,204
                                                           ----------        ----------        ---------
Net loss                                                      (15,948)          (76,772)         (28,188)
                                                           ----------        ----------        ---------

Other comprehensive income (loss):
    Derivative adjustments, net                                                                      492
    Amounts reclassified into operations                          (86)              (85)            (161)
                                                           ----------        ----------        ---------
        Total other comprehensive income (loss)                   (86)              (85)             331
                                                           ----------        ----------        ---------
Comprehensive loss                                         $  (16,034)       $  (76,857)       $ (27,857)
                                                           ==========        ==========        =========


See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(IN THOUSANDS OF DOLLARS)

                                            CLASS A AND B
                                            -------------
                                            COMMON STOCK
                                            -------------                                  ACCUMULATED        TOTAL
                                           NUMBER                          ACCUMULATED     OTHER COMPRE-   STOCKHOLDERS'
                                         OF SHARES  AMOUNT     WARRANTS      DEFICIT      HENSIVE INCOME      DEFICIT
                                        ---------- --------    ---------  ------------    --------------   ------------
Balance, July 1, 2000                     584,985  $      6    $   8,596    $(134,206)                       $(125,604)
                                          =======  ========    =========    =========      ===========       =========

Derivative adjustments, net                                                                        492             492

Amounts reclassified into operations                                                              (161)           (161)

Preferred stock dividend and accretion                                         (7,628)                          (7,628)

Net loss                                                                      (28,188)                         (28,188)
                                          -------  --------    ---------    ---------      -----------       ---------
Balance, June 30, 2001                    584,985         6        8,596     (170,022)             331        (161,089)
                                          =======  ========    =========    =========      ===========       =========

Amounts reclassified into operations                                                               (85)            (85)

Preferred stock dividend and accretion                                         (8,683)                          (8,683)

Net loss                                                                      (76,772)                         (76,772)
                                          -------  --------    ---------    ---------      -----------       ---------
Balance, June 29, 2002                    584,985         6        8,596     (255,477)             246        (246,629)
                                          =======  ========    =========    =========      ===========       =========

Amounts reclassified into operations                                                               (86)            (86)
Exercise of stock options                 208,418         2                                                          2
Preferred stock dividend and accretion                                        (10,156)                         (10,156)
Net loss                                                                      (15,948)                         (15,948)
                                          -------  --------    ---------    ---------      -----------       ---------
Balance, June 28, 2003                    793,403  $      8    $   8,596    $(281,581)     $       160       $(272,817)
                                          =======  ========    =========    =========      ===========       =========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                   53 WEEKS       52 WEEKS       52 WEEKS
                                                                     ENDED          ENDED          ENDED
                                                                JUNE 28, 2003   JUNE 29, 2002  JUNE 30, 2001
                                                                --------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (15,948)     $ (76,772)    $  (28,188)
  Adjustments to reconcile net loss to net cash from
   operating activities
    Asset impairments                                                  3,057         57,436
    Restructuring charges                                              4,908          3,208          2,455
    Depreciation and amortization                                     10,372         14,664         14,966
    Loss on sales and disposals of property and equipment                 90             29             93
    Deferred income taxes                                                                           16,520
    Other non cash items                                               1,925            867         (2,575)
  Changes in assets and liabilities:
    Restricted cash investments                                       (4,477)        (3,154)           475
    Accounts and notes receivable                                        201            595         (2,370)
    Supplies inventory                                                  (120)         3,391            781
    Other prepaid expenses                                               612          1,438          2,641
    Refundable taxes                                                     472             53           (471)
    Overdrafts due bank                                               (1,436)        (1,434)         1,169
    Accounts payable                                                     376            621           (825)
    Accrued salaries, wages and other payroll costs                    1,210            235          1,561
    Accrued property and sales taxes                                     260            246            176
    Accrued interest payable                                            (137)          (108)          (341)
    Other current liabilities                                         (2,206)         2,171            613
    Accrued insurance liabilities                                      2,861          2,177            986
    Reserve for closed academies                                      (3,268)        (3,238)        (3,645)
    Other changes in assets and liabilities, net                        (308)           543            598
                                                                   ---------      ---------     ----------
         Net cash (used for) provided by operating activities         (1,556)         2,967          4,619
                                                                   ---------      ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                (5,594)        (9,629)       (14,502)
  Proceeds from sale of assets                                         1,487            838            189
                                                                   ---------      ---------     ----------
         Net cash used for investing activities                       (4,107)        (8,791)       (14,313)
                                                                   ---------      ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt and capital lease obligations                    (3,083)         (1,917)        (1,900)
  Net borrowings under the Revolving Credit Agreement                  1,931          4,164         13,000
  Deferred financing costs                                              (496)          (745)
  Proceeds from issuance of common stock, redeemable
  preferred stock and warrants, net of expenses                          745         15,000
                                                                   ---------      ---------     ----------
         Net cash (used for) provided by financing activities           (903)        16,502         11,100
                                                                   ---------      ---------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (6,566)        10,678          1,406
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      16,092          5,414          4,008
                                                                   ---------      ---------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   9,526      $  16,092     $    5,414
                                                                   =========      =========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest (net of amounts capitalized)                           $  19,585      $  19,917     $   20,866
   Income taxes                                                          138            184            160
  Non-cash investing and financing activities:
   Capital lease obligations                                           1,400            801          1,793

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

         The Company offers educational, developmental and childcare programs that are available on a full-time or part-time basis, for children between six weeks and twelve years old. The Company's Academies are located in 36 states and the District of Columbia, primarily in the southern, Atlantic coastal, mid-western and western regions of the United States.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - Management has instituted a series of plans and actions designed to improve the Company's operating results and cash flow and to strengthen the Company's financial position. These plans included cost reductions resulting from continued academy closures and personnel reductions, as well as targeted reductions in certain overhead costs and optimization of the Company's real estate portfolio. Management is continuing to identify opportunities to maximize revenue and reduce costs and believes that implementation of their plans to improve operations and cash flows, coupled with the amendment of the financial covenants contained in the credit agreement and the additional contingent equity commitments up to $13.8 million provided by LPA and certain of the other stockholders of Parent, will allow the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company's lenders will waive any future violations of the Credit Agreement that may occur or agree to future amendments of the Credit Agreement. There also can be no assurance that the Company can obtain additional funding from LPA beyond that as noted above or any other external source.

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

         GOODWILL - The excess of the purchase price over the fair value of assets and liabilities acquired related to the acquisitions of La Petite and Bright Start were being amortized over periods of 30 years and 20 years, respectively, on the straight-line method. As discussed in Note 13, the Company wrote-off the unamortized goodwill balance in the fourth quarter of fiscal 2002.

         OTHER ASSETS - Other assets include real estate property held for sale, the deferred loss on real estate sale-leaseback transactions, deposits for rent and utilities, and deferred financing costs. The loss on sale-leaseback transactions is being amortized over the lease term.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount is not recoverable and the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques (See Note
         13).

         INCOME TAXES -The Company uses the asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         DISCLOSURES REGARDING FINANCIAL INSTRUMENTS - At June 28, 2003 the carrying values of the Company's financial instruments, with the exception of the Company's Senior Notes, preferred stock, and convertible redeemable participating preferred stock approximate fair value. The estimated fair value of the Senior Notes was $87.0 million and $76.8 million at June 28, 2003 and June 29, 2002, respectively. Estimates of fair value for the Senior Notes are obtained from independent broker quotes. There is not an active market for the Company's preferred stock. Management estimates that the Series A and Series B preferred stock had no fair value at June 28, 2003 and June 29, 2002.

         RECOGNITION OF REVENUES AND PRE-OPENING EXPENSES - The Company operates preschool education and childcare Academies. Tuition revenue, net of discounts, and other revenues are recognized as services are performed. Certain fees and tuition revenue may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate time period. At June 28, 2003 and June 29, 2002, deferred registration fees and tuition revenue were $3.1 million and $3.5 million, respectively. Expenses associated with opening new Academies are charged to expense as incurred.

         ADVERTISING COSTS - The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. At June 28, 2003 and June 29, 2002, no advertising was reported as an asset. Advertising expense was $4.3 million, $7.3 million and $6.1 million for the 52 weeks ended June 28, 2003, June 29, 2002 and June 30, 2001, respectively.

         SELF-INSURANCE PROGRAMS - The Company is self-insured for certain levels of general liability, workers' compensation, auto and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the value of projected settlements for known and anticipated claims incurred.

         STOCK-BASED COMPENSATION - The Company accounts for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25 that requires compensation cost to be recognized based on the excess, if any, between the market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company has disclosed the pro forma net income (loss) determined under the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS) No. 123 (See Note 11).

         The weighted average fair value at date of grant for options granted during fiscal year 2003 was $0.00. There were no options granted in 2002. Had compensation cost for these options been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," it would not have had a material effect on the Company's results of operations. The Company is privately owned and there is no market for its stock. The estimated compensation element is based on the time value of money at the U.S. Treasury rates assuming that the value of the stock will be at least equal to the grant price when fully exercisable.

         SEGMENT REPORTING -The Company has determined that it currently operates entirely in one segment.

         DERIVATIVE FINANCIAL INSTRUMENTS- Effective July 2, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the effective portion of the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Changes in fair value of derivative instruments that do not meet hedge accounting criteria are recorded as a component of current operations. The deferred gains or losses are reflected on the balance sheet in other current and noncurrent liabilities or assets. Upon early termination of an a financial instrument, gains or losses are deferred and amortized as adjustments to the hedged asset or liability, as it affects the income statement, over the period covered by the terminated financial instrument.

         Derivative financial instruments were utilized by the Company in the management of its interest rate exposures. The Company did not use derivative financial instruments for trading or speculative purposes. The Company was exposed to credit risk on derivative instruments, limited to the net interest receivable and the fair market value of the derivative instrument had the counter-party failed. Credit risk was managed through an evaluation of the credit worthiness of counter-parties and continuing review and monitoring of counter-parties. The Company was also exposed to market risk from derivative instruments when adverse changes in interest rates occurred. Market risk was monitored and controlled through adherence to financial risk policies and periodic review of open positions. The adoption of SFAS No. 133 on July 2, 2000 resulted in a transition gain recorded in other comprehensive income of $0.8 million ($0.5 million net of taxes) resulting from the fair value adjustment of interest rate collars that were used to hedge cash flows associated with variable rate debt (see
         Note 4b). Additionally, the fair value adjustment to record an interest rate swap and related collar resulted in a $3.5 million ($2.1 million net of tax) charge to earnings which was offset by a corresponding gain of $3.5 million ($2.1 million net of tax) on fixed rate senior notes (see Note 4a).

         The aforementioned interest rate agreements did not qualify for hedge accounting on an ongoing basis. Accordingly, such contracts were marked to market subsequent to the adoption of SFAS No. 133. The adjustment recorded upon transition to the carrying value of the fixed rate debt was being amortized to interest expense through May 15, 2003. The variable rate debt transition gain recorded as the only component of accumulated other comprehensive income is reclassified into interest expense over the remaining life of the related contract, which matures on May 2005.

         During both fiscal years ended June 28, 2003 and June 29, 2002, approximately $85,000, net of taxes, was reclassified from accumulated other comprehensive income into interest expense.

         The Company had no derivative financial instruments as of June 28, 2003

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Although the Statement has impacted the timing of recognizing a restructuring charge, the Company has determined that SFAS No. 146 did not have a material effect on its financial condition, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure: An amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable for fiscal years ending after December 15, 2002. As of October 19, 2002, the Company adopted the disclosure provision of SFAS No. 148 (See Note 11).

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements of interim or financial periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. Because the Company has no guarantees, the Company believes that FIN 45 will not have a material effect on its financial condition, results of operations or cash flows.

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

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that certain instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that SFAS No. 150 will impact the classification of its Series A preferred stock and will require that accrued dividends and accretion related to these shares be classified as interest expense rather than a charge to accumulated deficit.

         RECLASSIFICATIONS - Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

3.       OTHER ASSETS
         (in thousands of dollars)

                                                                       JUNE 28,         JUNE 29,
                                                                         2003             2002
                                                                      ---------        --------
Deferred financing costs                                              $  10,010        $  9,514
Accumulated amortization                                                 (5,501)         (4,342)
                                                                      ---------        --------
                                                                          4,509           5,172
Other assets                                                              2,887           4,502
                                                                      ---------        --------
                                                                      $   7,396        $  9,674
                                                                      =========        ========

4.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
         (in thousands of dollars)

                                                       JUNE 28,      JUNE 29,
                                                         2003          2002
                                                     ------------  ------------
Senior Notes, 10.0% due May 15, 2008 (a)             $    145,000  $    143,954
Borrowings under credit agreement (b)                      53,588        53,414
Capital lease obligations                                   1,819         1,745
                                                     ------------  ------------
                                                          200,407       199,113
Less current maturities of long-term
    debt and capital lease obligations                     (2,499)       (2,150)
                                                     ------------  ------------
                                                     $    197,908  $    196,963
                                                     ============  ============

         a) The Senior Notes mature on May 15, 2008. Interest is payable semi-annually on May 15 and November 15 of each year. Commencing May 15, 2003, the Senior Notes are redeemable at various redemption prices at Parent and La Petite's option. The Senior Notes are joint and several obligations of Parent and its 100% owned subsidiary, La Petite, as co-issuers, and are fully and unconditionally guaranteed on a joint and several basis by all of La Petite's 100% owned subsidiaries, namely, Bright Start and Services. Parent has no independent assets or operations. The Senior Notes contain certain covenants that, among other things, limit La Petite's ability to incur additional debt, pay cash dividends to Parent, transfer or sell assets, incur liens, enter into transactions with affiliates and merge with or into, consolidate with or transfer all or substantially of its assets to, other persons. In addition, the Senior Notes limit Parent's ability to merge with or into, consolidate with or transfer all or substantially of its assets to, other persons. Except for these provisions in the Senior Notes and the provisions in the Credit Agreement described in the next paragraph, there are no restrictions on the ability of Parent or La Petite to obtain funds from its subsidiaries by dividend or loan.

         b) On May 11, 1998 the Company entered into an agreement (the Credit Agreement) providing for a term loan facility in the amount of $40.0 million and a revolving credit agreement for working capital and other general corporate purposes in the amount of $25 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Parent, La Petite and its subsidiaries. Loans under the Credit Agreement bear an interest rate per annum equal to (at the Company's option): (i) an adjusted London inter-bank offered rate (LIBOR) not to be less than an amount equal to 2.5% per annum, plus a percentage based on the Company's financial performance or (ii) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1%, or the Federal Funds rate plus 1/2 of 1% plus in each case a percentage based on the Company's financial performance. The Company is required to pay fees of 0.5% per annum of the unused portion of the Credit Agreement plus letter of credit fees, annual administration fees and agent arrangement fees. The Credit Agreement contains certain covenants that, among other things, limit La Petite's and Parent's ability to incur additional debt, and limit La Petite's ability to pay cash dividends or make certain other restricted payments. In particular under the Credit Agreement, Parent may not incur any intercompany indebtedness and La Petite's ability to pay dividends to Parent is limited to dividends which are used by Parent to pay (i) expenses for administrative, legal and accounting services in an amount not to exceed $500,000 per year and (ii) franchise fees and taxes.

              The Company was not in compliance with certain of the financial and informational covenants for numerous periods, including the first quarter of fiscal year 2003 and each of the quarterly periods in fiscal years 1999 through 2002. The Company received limited waivers of noncompliance with the foregoing financial and informational covenants through February 7, 2003. Amendment No. 5 to the Credit Agreement dated as of February 10, 2003 permanently waived such defaults.

              On February 10, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 5 to the Credit Agreement. The amendment waived the existing defaults of Parent and La Petite in connection with (a) the failure to satisfy certain financial covenants for the quarterly periods ended (i) during 1999, 2000, 2001, and 2002 and (ii) nearest to September 30, 2002, and December 31, 2002; (b) the failure to deliver timely financial information to the senior secured lenders; (c) the failure to file reports with the Securities and Exchange Commission; (d) the failure to obtain the consent of the senior lenders prior to the disposition of certain assets; and (e) the failure to deliver required documents to the senior lenders prior to the disposition of other assets. Additionally, the amendment extended the final maturity of the Credit Agreement by one year to May 11, 2006, revised the amortization schedule to account for the additional one-year extension and revised and set, as applicable, financial covenant targets (such as maximum leverage ratio and minimum fixed charge coverage ratio) for fiscal years 2003 through 2006. As a condition to the effectiveness of Amendment No. 5, Parent was required to obtain contingent equity commitments from its existing stockholders for an amount equal to $14,500,000. Pursuant to Amendment No. 5, none of the proceeds, if any, received by Parent as a result of the contingent equity commitments is required to be used to prepay the term loans outstanding under the Credit Agreement.

              In the third and fourth quarters of fiscal year 2003, the Company was not in compliance with certain of the informational covenants contained in the Credit Agreement. The Company obtained limited waivers of non-compliance with such informational covenants through July 31, 2003. Amendment No. 6 to the Credit Agreement dated as of July 31, 2003, permanently waived such defaults.

              On July 31, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 6 to the Credit Agreement. The amendment permanently waived existing third and fourth quarter fiscal 2003 defaults of Parent and La Petite in connection with
              (a) the failure to deliver timely financial information to the senior secured lenders; (b) the failure to deliver timely information regarding purchases of material assets to the senior secured lenders; and (c) the failure to file certain reports with the Securities and Exchange Commission. Additionally, Amendment No. 6 revised the definition of Consolidated EBITDA in the Credit Agreement.

              As of June 28, 2003, the Credit Agreement had a maturity date of May 2006 and payments due under the term loan are $1.0 million in fiscal year 2004, $5.5 million in fiscal year 2005, and $28.0 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentage of excess cash flow (as defined). At

              June 28, 2003 there was $19.1 million outstanding on the revolver, and outstanding letters of credit in an aggregate amount equal to $5.9 million.

         Scheduled maturities and mandatory prepayments of long-term debt and capital lease obligations during the five years subsequent to June 28, 2003, adjusted for the impact of the amendment of the Credit Agreement, are as follows (in thousands of dollars):

                                                CAPITAL LEASES
                                            -----------------------
                                                                       LONG-TERM
                                            COMPUTERS      VEHICLES       DEBT         TOTAL
FISCAL YEAR ENDING:
2004                                        $     598   $       901  $      1,000  $      2,499
2005                                               11           307         5,500         5,818
2006                                                2                      47,088        47,090
2007
2008                                                                      145,000       145,000
2009 and thereafter
                                            ---------   -----------  ------------  ------------
                                            $     611   $     1,208  $    198,588  $    200,407
                                            =========   ===========  ============  ============


5.       OTHER LONG-TERM LIABILITIES
         (in thousands of dollars)

Unfavorable leases (a)                              $     831         $  1,111
Reserve for closed schools (b)                          2,329            2,765
Deferred severance (c)                                    705
Long-term insurance liabilities (d)                     7,536            7,344
                                                    ---------        ---------
                                                    $  11,401        $  11,220
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

         (c) On December 11, 2002, the Company entered into a Separation Agreement with the Company's former Chief Executive Officer and President. The long-term portion of the Company's total contractual obligations pursuant to the Separation Agreement is $0.7 million.

         (d) Long-term insurance liabilities reflect the Company's obligation for reported but not paid, and incurred but not reported, workers' compensation, auto and general liability claims.

6.       INCOME TAXES

         The provision (benefit) for income taxes recorded in the Consolidated Statements of Operations and Comprehensive Loss consisted of the following (in thousands of dollars):

                                                     52 WEEKS        52 WEEKS        52 WEEKS
                                                       ENDED           ENDED           ENDED
                                                      JUNE 28,       JUNE 29,        JUNE 30,
                                                        2003           2002            2001
                                                     ---------      ----------       ---------
Current:
 Federal                                              $    46       $   (3,412)      $    (503)
 State                                                    200              176             187
                                                      -------       ----------       ---------
  Total                                                   246           (3,236)           (316)
                                                      -------       ----------       ---------
Deferred:
 Federal                                                                                13,834
 State                                                                                   2,686
                                                     --------       ----------       ---------
  Total                                                                                 16,520
                                                     --------       ----------       ---------
                                                     $    246       $   (3,236)      $  16,204
                                                     ========       ==========       =========

         A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands of dollars):

                                                   52 WEEKS          52 WEEKS           52 WEEKS
                                                     ENDED             ENDED              ENDED
                                                    JUNE 28,          JUNE 29,          JUNE 30,
                                                     2003              2002               2001
                                                -------------     --------------    ---------------
Expected tax benefit at federal statutory
  rate of 35%                                   $      (5,495)    $       (28,003)  $        (4,195)
State income tax benefit, net of federal
  income tax effect                                      (879)             (4,480)             (671)
Goodwill amortization and impairment                                       22,593             1,315
Tax credits                                              (154)               (526)           (1,222)
Valuation allowance adjustment                          6,316               6,255            20,870
Other                                                     458                 925               107
                                                -------------     ---------------   ---------------
Total                                           $         246     $        (3,236)  $        16,204
                                                =============     ===============   ===============

         Deferred income taxes result from differences between the financial reporting and income tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects at June 28, 2003 and June 29, 2002 are estimated as follows (in thousands of dollars):

                                                                   JUNE 28,        JUNE 29,
                                                                     2003            2002
                                                                --------------- ---------------
Current deferred taxes:
 Accruals not currently deductible                              $        6,280  $        5,493
 Supplies                                                               (1,078)         (1,100)
 Prepaids and other                                                        249             122
                                                                --------------- ---------------
  Gross current deferred tax assets                                      5,451           4,515
Noncurrent deferred taxes:
 Unfavorable leases                                                        337             451
 Insurance reserves                                                      3,059           2,982
 Reserve for closed academies                                              946           1,123
 Operational losses and tax credit carry                                14,656           8,975
 forwards
 Property and equipment                                                  7,472           7,784
 Intangible assets                                                         264             363
 Original issue discount                                                   899             992
 Derivative financial instruments                                         (257)           (425)
 Other                                                                     614             365
                                                                --------------  --------------
  Gross noncurrent deferred tax assets                                  27,990          22,610
                                                                --------------  --------------
Total gross deferred tax assets                                         33,441          27,125
  Less valuation allowance                                             (33,441)        (27,125)
                                                                --------------  --------------
Net deferred tax assets                                         $               $
                                                                ==============  ==============

         The Company determined that based on cumulative historical pretax losses, it was more likely than not that the deferred tax assets as of June 28, 2003 and June 29, 2002 would not be realized. Therefore, the Company has recorded a valuation allowance to fully reserve those deferred tax assets at both fiscal 2003 and 2002 year-end. The provision for income taxes at June 28, 2003 and June 29, 2002 includes $6.3 million and $6.2 million, respectively to record these valuation allowances.

         The Company has federal net operating loss carry-forwards and tax credit carry-forwards of $31.4 million and $1.9 million, respectively. These carry-forwards expire in fiscal years 2004 through 2023.

7.       LEASES

         Academy facilities are leased for terms ranging from 15 to 20 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. Some leases provide for annual increases in the rental payment and many leases require the payment of additional rentals if operating revenue exceeds stated amounts. These additional rentals range from 2% to 10% of operating revenue in excess of the stated amounts and are recorded as rental expense. Vehicles are also rented under various lease agreements, most of which are cancelable within 30 days after a one-year lease obligation. Substantially all facility leases and approximately half of the vehicle leases are operating leases. Rental expenses for these leases were $48.7 million, $50.9 million, and $51.9 million, for the 52 weeks ended June 28, 2003, June 29, 2002, and June 30, 2001, respectively. Contingent rental expense of $1.5 million, $2.0 million and $2.3 million were included in rental expense for the 52 weeks June 28, 2003, June 29, 2002, and June 30, 2001, respectively.

         Aggregate minimum future rentals payable under facility leases as of June 28, 2003 were as follows (in thousands of dollars):

Fiscal year ending:
2004                                            $   41,332
2005                                                34,506
2006                                                29,603
2007                                                20,325
2008                                                14,279
2009 and thereafter                                 46,153
                                                ----------
                                                $  186,198
                                                ----------

8.       REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

         The authorized stock of Parent as of June 28, 2003 consists of:

         (i) 45,000 shares of Series A redeemable preferred stock, $0.01 par value, (Series A preferred stock) all of which were issued and outstanding as of June 28, 2003 and June 29, 2002. The original carrying value of the preferred stock of $36.4 million is being accreted to its redemption value of $45.0 million on May 11, 2008. The Series A preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual Series A preferred stock dividend dates are added to the liquidation value. The liquidation value was $77.0 million and $68.5 million as of June 28, 2003 and June 29, 2002, respectively. Accrued dividends were $32.3 million and $23.8 million at June 28, 2003 and June 29, 2002, respectively. The Series A preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The Series A preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

         (ii) 13,645,000 shares of Series B convertible participating redeemable preferred stock, $0.01 par value, (Series B preferred stock) of which 7,241,490 shares and 6,899,724 shares were issued and outstanding as of June 28, 2003 and June 29, 2002, respectively. The Series B preferred stock votes on an "as-converted" basis with the Class A common stock and is redeemable at the holders' option, at any time on or after May 11, 2009. Dividends at the rate of 5.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual preferred stock dividend dates are added to the liquidation value. The liquidation value was $16.7 million and $15.2 million as of June 28, 2003 and June 29, 2002, respectively. Accrued dividends were $1.0 million and $0.2 million at June 28, 2003 and June 29, 2002, respectively. The Series B preferred stock may be converted into shares of the Company Class A common stock at any time at the then applicable conversion price, as defined in the purchase agreement, and all shares will automatically convert into shares of the Company Class A common stock (i) upon an election to so convert by holders of a majority of the Series B preferred stock or (ii) immediately prior to the consummation of a qualified initial public offering of common stock. 13,645,000 shares of Class A common stock has been reserved for the conversion of the Series B preferred stock. The Series B preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

         (iii) 17,500,000 shares of Class A common stock, $0.01 par value, (Class A common stock) of which 773,403 and 564,985 shares were issued and outstanding as of June 28, 2003 and June 29, 2002, respectively. At June 28, 2003, 526,582 shares of Class A common stock were reserved for issuance under the 1998 Stock Option Plan and the 1999 Non Employee Director Stock Option Plan. The Class A common stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

         (iv) 20,000 shares of Class B common stock, $0.01 par value, (Class B common stock) of which 20,000 shares were issued and outstanding as of June 28, 2003 and June 29, 2002. The Class B common stock votes together with the Class A common stock as a single class, with the holder of each share of common stock entitled to cast one vote. The holders of the Class B common stock have the exclusive right, voting separately as a class, to elect one member to the Board of Directors of Parent. Each share of the Class B common stock is convertible at the option of the holder, at any time, into one share of Class A common stock.

         (v) Warrants to purchase 64,231 shares of Class A common stock at a purchase price of $0.01 per share any time on or before May 11, 2008. The warrants were issued in connection with the sale of Series A preferred stock; the Company recognized discounts on the Series A preferred stock by allocating $8.6 million to the warrants representing the fair value of the warrants when issued.

         (vi) Warrants to purchase 562,500 shares of Class A common stock at a purchase price of $0.01 per share any time on or before May 11, 2009. The warrants were issued in connection with the sale of Series B preferred stock in fiscal year 2002. The Company did not recognize discounts on the Series B preferred stock, as the warrants had no fair value when issued.

         (vii) Warrants to purchase 1,692,423 shares of Class A common stock at a purchase price of $0.01 per share any time on or before May 11, 2009. The warrants were issued in connection with the commitment to purchase Series B preferred stock. The Company did not recognize discounts on the Series B preferred stock, as the warrants had no fair value when issued.

         Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to 6,669,734 shares of its Series B convertible preferred stock. In connection with such prospective issuance, Parent issued warrants to purchase 1,692,423 shares of its class A common stock, pro rata to each Electing Stockholder. All of the proceeds received by Parent from the issuance of the Series B preferred stock will be contributed to La

         Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

         The Electing Stockholders are only required to purchase shares of Series B preferred stock if (a) the fixed charge coverage ratio at the end of a fiscal quarter (calculated in accordance with the terms of the Credit Agreement) is less than the fixed charge coverage ratio target set forth in the Credit Agreement with respect to such fiscal quarter (a "Fixed Charge Purchase"), (b) from time to time, the cash account of Parent and its subsidiaries is negative (as calculated in accordance with the provisions of Amendment No. 1 to the Securities Purchase Agreement) over a historical 4 or 5 week review period (a "Cash Shortfall Purchase"), or (c) (i) a payment default shall occur and be continuing under the Credit Agreement or (ii) following payment in full of the obligations under the Credit Agreement, a payment default shall occur and be continuing under the Indenture for the Senior Notes (a "Payment Default Purchase"). The aggregate number of shares to be purchased, if any, by the Electing Stockholders pursuant to a Fixed Charge Purchase shall be purchased within ten business days following the date that Parent is required to deliver its quarterly or annual, as applicable, financial information to the senior lenders pursuant to the terms of the Credit Agreement, and shall equal the quotient obtained by dividing (x) the amount of cash which would have been needed to increase the Parent's consolidated EBITDAR (as defined in the Credit Agreement) to an amount which would have satisfied the fixed charge coverage ratio target set forth in the Credit Agreement by (y) $2.174. The aggregate number of shares to be purchased, if any, by the Electing Stockholders pursuant to a Cash Shortfall Purchase shall be made on the tenth business day after the end of each review period, and shall equal
         (A) the sum of (x) the cash deficit and (y) $500,000, divided by (B) $2.174, less (C) the number of shares purchased pursuant to Cash Shortfall Purchases and Fixed Charge Purchases during the applicable review period. The aggregate number of shares to be purchased by the Electing Stockholders pursuant to a Payment Default Purchase shall be purchased within five (5) business days after notice of such default is delivered to the Electing Stockholders and shall equal (A) the amount of funds necessary to cure the payment default under the Credit Agreement or the Indenture for the Senior Notes, as applicable, divided by (B) $2.174. The Electing Stockholders have the right to purchase shares of Series B preferred stock at any time, in which case the aggregate number of shares of Series B preferred stock to be purchased by the Electing Stockholders with respect to a particular fiscal quarter or review period, as applicable, shall be reduced by the number of shares of Series B preferred stock purchased prior to the expiration of such fiscal quarter or review period. The obligation of each Electing Stockholder to purchase shares of Series B preferred stock shall expire on the earlier of (a) the date the Electing Stockholders purchase an aggregate of 6,669,734 shares of Series B preferred stock; and (b) the date the obligations (other than contingent obligations and liabilities) of Parent and its subsidiaries under (i) the Credit Agreement and (ii) the Indenture dated as of May 11, 1998, among the Corporation and certain of its subsidiaries and PNC Bank, National Association as trustee (as amended) are terminated.

         LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, 6,662,879 shares of the Series B preferred stock being offered and has received warrants to purchase 1,690,683 shares of Parent's class A common stock in connection with such commitment. In accordance with such commitment, in June 2003, LPA purchased 341,766 shares of Series B preferred stock for $0.7 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock in accordance with the terms of the Securities Purchase Agreement, in July 2003 the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock. Accordingly, at September 25, 2003 the contingent equity commitment from the stockholders of Parent has been reduced from $14.5 million to $13.8 million.

9.       BENEFIT PLAN

         The Company sponsors a defined contribution plan that was established on January 1, 2001 (the "2001 Plan") for substantially all employees. Eligible participants may make contributions to the 2001 Plan from 0% to 15% of their compensation (as defined). The Company may make contributions at the discretion of the Board of Directors. The Company made no contributions for fiscal years 2003 and 2002

10.      COMMITMENTS AND CONTINGENCIES

         The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position, annual results of operations or annual cash flows. The Company has employment contracts with certain executive officers.

11.      STOCK-BASED COMPENSATION

         On August 27, 1995, the Board of Directors of Parent adopted the "Non-Qualified Stock Option Agreement" (1995 Plan). Under the terms of the 1995 Plan, the Board of Directors in their sole discretion granted non-qualified options for common stock of Parent to key executives of the Company. Options were granted pursuant to an agreement at the time of grant, and typically become exercisable in equal cumulative installments over a five-year period beginning one year after the date of grant. All such options granted expire on the tenth anniversary of the grant date. No market existed for the common stock of Parent, but options were granted at prices that, in the opinion of the Board of Directors, were equal to or greater than the fair value of the stock at the time of grant.

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

         On August 26, 2002, the Company granted options to purchase 180,254 shares of common stock of Parent at an exercise price of $0.01 to its then Chief Operating Officer (subsequently promoted to Chief Executive Officer). On August 26, 2002, the Company also granted options to purchase 270,381 shares of common stock of Parent at an exercise price of $0.01 to its Chief Executive Officer. In return for the grant of new options, the Chief Executive Officer forfeited all previous option grants. In February 2003, the former Chief Executive Officer exercised options to purchase 208,418 shares of common stock of LPA Holding at an exercise price of $0.01 and 61,963 options were cancelled.

         The 1995 Plan, the 1998 Plan, and the 1999 Plan were approved by the shareholders of Parent.

         Stock option transactions during the past three years have been as follows:

                                                         1998 PLAN               1998 PLAN
                                                    ---------------------    ---------------------
                                1995 PLAN                TRANCHE A                 TRANCHE B                1999 PLAN
                           --------------------     ---------------------    ---------------------     --------------------
                                      WEIGHTED                  WEIGHTED                 WEIGHTED                 WEIGHTED
                           OPTIONS   AVG. PRICE      OPTIONS   AVG. PRICE    OPTIONS    AVG. PRICE     OPTIONS   AVG. PRICE
                           -------   ----------     --------   ----------    -------    ----------     -------   ----------
Options outstanding
 at July 1, 2000            3,963     $ 21.22          9,900     $ 66.92      4,800      $ 133.83       4,400     $ 66.92
                            -----     -------       --------     -------     ------      --------       -----     -------
   Granted                                           182,285     $ 66.92
   Exercised
   Canceled                   750     $ 18.00          2,575     $ 66.92      4,200      $ 133.83         500     $ 66.92
                            -----     -------       --------     -------     ------      --------       -----     -------
Options outstanding
 at June 30, 2001           3,213     $ 21.97        189,610     $ 66.92        600      $ 133.83       3,900     $ 66.92
                            -----     -------       --------     -------     ------      --------       -----     -------
   Granted
   Exercised
   Canceled                                           70,000     $ 66.92
                            -----     -------       --------     -------     ------      --------       -----     -------
Options outstanding
 at June 29, 2002           3,213     $ 21.97        119,610     $ 66.92        600      $ 133.83       3,900     $ 66.92
                            -----     -------       --------     -------     ------      --------       -----     -------
   Granted                                           450,635     $  0.01
   Exercised                                         208,418     $  0.01
   Canceled                                          131,773     $ 35.46
                            -----     -------       --------     -------     ------      --------       -----     -------
Options outstanding
 at June 28, 2003           3,213     $ 21.97        230,054     $ 14.49        600      $ 133.83       3,900     $ 66.92
                            =====     =======       ========     =======     ======      ========       =====     =======
Options exercisable
 at June 28, 2003           3,213                     79,227                                            3,738
                            =====                   ========                 ======                     =====
Options available for
 grant at June 28, 2003                              271,512                 14,416                     6,100
                                                    ========                 ======                     =====

                                 OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                         -----------------------------------   ---------------------
                                        WEIGHTED
                                         AVERAGE    WEIGHTED                 WEIGHTED
                                        REMAINING   AVERAGE                  AVERAGE
         RANGE OF          NUMBER      CONTRACTUAL  EXERCISE      NUMBER     EXERCISE
     EXERCISE PRICE      OUTSTANDING      LIFE       PRICE     EXERCISABLE    PRICE
------------------------------------------------------------------------------------
1995 Plan:
   $ 18.00                   2,463      2.2 years   $  18.00       2,463     $ 18.00
   $ 35.00                     750      3.5 years   $  35.00         750     $ 35.00
------------------------------------------------------------------------------------
   $ 18.00 to $ 35.00        3,213      2.5 years   $  21.97       3,213     $ 21.97
====================================================================================

1998 Tranche A:
   $ 66.92                  49,800      6.8 years   $  66.92      37,919     $ 66.92
   $  0.01                 180,254      9.8 years   $   0.01      41,308     $  0.01
------------------------------------------------------------------------------------
   $ 66.92                 230,054      7.7 years   $  14.49      79,227     $ 32.03
====================================================================================

1998 Tranche B
   $ 133.83                    600      4.9 years   $ 133.83
====================================================================================

1999 Plan
   $ 66.92                   3,900      6.1 years   $  66.92       3,738     $ 66.92
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

         The weighted average fair value at date of grant for options granted during fiscal year 2003 was $0.00. There were no options granted in 2002. Had compensation cost for these options been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," it would not have had a material effect on the Company's results of operations. The Company is privately owned and there is no market for its stock. The estimated compensation element is based on the time value of money at the U.S. Treasury rates assuming that the value of the stock will be at least equal to the grant price when fully exercisable. The estimated compensation expense above is assumed to be amortized over the vesting period.

12.      RESTRUCTURING CHARGES

         The Company closed 73 Academies in fiscal 2003, and closed or committed to close 7 Academies in fiscal 2002 and 15 Academies in fiscal 2001, in locations where the conditions no longer supported an economically viable operation. The Company also closed one divisional office in 2002 as part of the relocation to a new corporate headquarters office and closed two regional offices in 2001. Accordingly, the Company recorded restructuring charges of $7.8 million, $3.2 million and $2.5 million in fiscal years 2003, 2002 and 2001, respectively, to provide for costs associated with the Academy closures, the office closures and associated restructuring. The charges consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, common area maintenance charges, and utilities, the write-off of goodwill associated with closed Academies, and the write-down of fixed assets to fair market value. Included in the restructuring charges, were non-cash charges of $1.7 million, $1.6 million and $0.8 million in fiscal years 2003, 2002 and 2001 respectively. The Company also recorded recoveries of $2.9 million in fiscal 2003, principally due to settlement of lease liabilities for less than the recorded reserves. As of June 28, 2003, the remaining reserves for closed schools primarily reflect the present value of future rent payments for closed facilities. The leases on the closed facilities expire between fiscal year 2004 and 2014. A summary of the restructuring reserve activity is as follows, with dollars in thousands:

Balance at July 1, 2000                                             $ 8,533
Reserves recorded in fiscal year 2001                                 2,455
Amount utilized in fiscal year 2001                                  (4,423)
                                                                    -------
Balance at June 30, 2001                                              6,565

Reserves recorded in fiscal year 2002                                 3,208
Amount utilized in fiscal year 2002                                  (5,175)
                                                                    -------
Balance at June 29, 2002                                              4,598

Reserves recorded in fiscal year 2003                                 7,788
Recoveries recorded in fiscal year 2003                              (2,880)
Amount utilized in fiscal year 2003                                  (5,040)
                                                                    -------
Balance at June 28, 2003                                            $ 4,466

         On the consolidated balance sheet, the current portion of the restructuring reserve is presented in the reserve for closed academies line item, and the long-term portion is included in the other long-term liabilities line item.

13.      ASSET IMPAIRMENTS

         During the fourth quarter of fiscal 2003, the Company identified conditions, including a projected current year operating loss as well as negative cash flows in certain of the Company's schools, as indications that the carrying amount of certain long-lived assets, may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of long-lived assets at these schools using a cash flow projection based on the remaining useful lives of the assets. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets at certain of these schools. As a result, the Company recognized impairment losses of $3.1 million related to property and equipment. During the fourth quarter of fiscal 2002, the Company recognized impairment losses of $57.4 million. The Company identified conditions, including a projected current year consolidated operating loss as well as negative cash flows in certain of the Company's regional and divisional operations, as indications that the carrying amount of certain long-lived assets, primarily goodwill, may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of those long-lived assets using a cash flow projection based on the remaining useful life. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets. In addition, the Company evaluated the enterprise value of its remaining goodwill in accordance with Accounting Principles Board Opinion No. 17 and determined that the goodwill was fully impaired. As a result, the Company recognized impairment losses of $57.4 million related to the long-lived assets, of which $52.3 million related to goodwill and $5.1 million related to property and equipment.

14.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Following is a reconciliation of amounts reported herein with amounts previously reported in the Company's Quarterly Reports on Form 10-Q.

                                                 16 WEEKS     12 WEEKS     12 WEEKS     12 WEEKS
                                                   ENDED        ENDED        ENDED        ENDED
        FISCAL YEAR 2003                          OCTOBER      JANUARY       APRIL         JUNE
     IN THOUSANDS OF DOLLARS                     19, 2002     11, 2003      5, 2003      28, 2003
                                                 ---------    ---------    ---------    ---------
Revenue                                          $ 116,838    $  86,653    $  93,546    $  93,128

Operating expenses:
  Salaries, wages and benefits                      66,032       48,561       49,744       50,077
  Facility lease expense                            13,961       10,633       10,680       10,378
  Depreciation and amortization                      3,235        2,442        2,407        2,288
  Restructuring costs                                1,248          428        2,186        1,046
  Asset impairments                                                                         3,057
  Provision for doubtful accounts                      838          710          649          605
  Other                                             36,227       22,264       21,968       22,821
                                                 ---------    ---------    ---------    ---------

Total operating expenses                           121,541       85,038       87,634       90,272
                                                 ---------    ---------    ---------    ---------

Operating income (loss)                             (4,703)       1,615        5,912        2,856

Interest expense                                     6,711        5,013        4,977        4,808
Interest income                                        (74)         (22)         (17)         (14)
                                                 ---------    ---------    ---------    ---------
      Net interest expense                           6,637        4,991        4,960        4,794
                                                 ---------    ---------    ---------    ---------

Income (loss) before income taxes                  (11,340)      (3,376)         952       (1,938)
Provision (benefit) for income taxes                    78          151           59          (42)
                                                 ---------    ---------    ---------    ---------
Net income (loss)                                $ (11,418)   $  (3,527)   $     893    $  (1,896)
                                                 =========    =========    =========    =========

                                                 16 WEEKS     12 WEEKS     12 WEEKS     12 WEEKS
                                                   ENDED        ENDED        ENDED        ENDED
        FISCAL YEAR 2002                          OCTOBER      JANUARY       APRIL         JUNE
    (IN THOUSANDS OF DOLLARS)                    20, 2001     12, 2002      6, 2002      29, 2002
                                                 ---------    ---------    ---------    ---------
Revenue                                          $ 114,398    $  86,469    $  94,548    $  95,790

Operating expenses:
  Salaries, wages and benefits                      65,100       47,390       51,329       51,753
  Facility lease expense                            13,882       10,472       10,616       10,584
  Depreciation and amortization                      4,541        3,424        3,391        3,308
  Restructuring charges                              1,160          349          429        1,270
  Asset impairments                                                                        57,436
  Provision for doubtful accounts                    1,052          725          714          460
  Other                                             32,020       22,879       22,919       32,312
                                                 ---------    ---------    ---------    ---------

Total operating expenses                           117,755       85,239       89,398      157,123
                                                 ---------    ---------    ---------    ---------

Operating income (loss)                             (3,357)       1,230        5,150      (61,333)

Interest expense                                     7,144        5,562        4,483        4,713
Interest income                                        (85)         (16)         (40)         (63)
                                                 ---------    ---------    ---------    ---------
      Net interest expense                           7,059        5,546        4,443        4,650
                                                 ---------    ---------    ---------    ---------

Income (loss) before income taxes                  (10,416)      (4,316)         707      (65,983)
Benefit for income taxes                                 0            0       (3,236)           0
                                                 ---------    ---------    ---------    ---------
Net income (loss)                                $ (10,416)   $  (4,316)   $   3,943    $ (65,983)
                                                 =========    =========    =========    =========

15.      SUBSEQUENT EVENTS

         On July 31, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 6 to the Credit Agreement. See Note 4 for further information.

         On July 31, 2003, Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders") pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into Amendment No. 1 to the Securities Purchase Agreement. In accordance with their commitment to purchase shares of Series B preferred stock in accordance with the terms of the Securities Purchase Agreement, in July 2003 the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock. See Note 8 for further information.

                                  * * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of June 28, 2003, the Company evaluated the effectiveness of the design and operation of its Disclosure Controls pursuant to Rule 15d-15 of the Exchange Act. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO"), the former Chief Financial Officer, the Company's employees and outside contractors, including the current Chief Financial Officer ("CFO"). This evaluation resulted in the identification of certain material weaknesses in the Company's Internal Controls primarily related to: (a) a lack of consistent understanding and compliance with Company's policies and procedures, and (b) the lack of stable financial management and accounting staff. These weaknesses contributed to Company's inability to complete the preparation of its Quarterly Report on Form 10-Q for the quarters ended October 19, 2002, January 11, 2003, and April 5, 2003 within the Exchange Act's prescribed time.

While the Company is in the process of implementing a more efficient and reliable system of Disclosure Controls, the Company has instituted interim compensating controls and procedures to ensure that information required to be disclosed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported to its senior management. These interim compensating controls and procedures include, but are not necessarily limited to, (i) communicating a tone from senior management regarding the proper conduct in these matters, (ii) strengthening the financial management organization and reporting process, (iii) improving accounting policies and procedures, (iv) temporarily supplementing the Company's existing staff with additional contractor-based support to collect and analyze the information necessary to prepare the Company's financial statements, related disclosures and other information contained in the Company's SEC periodic reporting, (v) increasing financial field audits of academies, (vi) increasing divisional financial staff accountability to ensure field adherence to financial policies and internal controls and (vii) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of the Company's Disclosure Controls, including establishing an informal Disclosure Committee consisting of internal and external professionals with financial, legal and operational expertise.

Beyond instituting interim measures, the Company is committed to continuing the process of identifying, evaluating and implementing corrective actions where required to improve the effectiveness of its Disclosure Controls on an overall basis. This has included instituting improved processes and procedures as they relate to such critical functions as improving the quality and oversight of the accounting staff; enhancing field level controls and developing metrics to monitor and identify accounting and operational issues.

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

                                  * * * * * * *

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and current position held by the persons who are the directors and executive officers of the Company:

                            Name                           Age                  Position
                            ----                           ---                  --------
Stephen P. Murray ......................................    41    Chairman of the Board and Director
Gary A. Graves..........................................    43    Chief Executive Officer, President, Chief
                                                                  Operating  Officer and Director
Glenn H. Gage ..........................................    61    Director
Terry D. Byers .........................................    48    Director
Robert E. King .........................................    67    Director
Kevin G. O'Brien .......................................    37    Director
Ronald L. Taylor .......................................    58    Director
Neil P. Dyment .........................................    48    Senior Vice President, Chief Financial
                                                                  Officer
Hugh W. Tracy ..........................................    41    Vice President, Chief Information Officer
Damaris M. Campbell ....................................    50    Vice President, Eastern Region
Lisa J. Miskimins ......................................    42    Vice President, Central Region
Lawrence Appell ........................................    53    Vice President, Western Region
Rebecca L. Perry .......................................    48    Vice President, Operations
William C. Buckland ....................................    57    Vice President, People
Paul G. Kreuser ........................................    42    Vice President, Field Support Services
Gregory S. Davis  ......................................    41    Vice President, General Counsel and Secretary
William H. Van Huis ....................................    46    Vice President, Chief Revenue Officer

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

Glenn H. Gage has been a Director of the Company since March 2003. From August 1998 until March 2001, Mr. Gage was the Senior Vice President and Chief Financial Officer of National Steel Corporation. From 1995 until 1998, Glenn was the Senior Vice President and Chief Financial Officer of Uarco Incorporated, where he also served as a member of the Board of Directors. Until 1995, Mr. Gage was a Partner with Ernst & Young. Mr. Gage has an MS in Accounting from the University of California at Los Angeles and a BS in Accounting from the California State University at Fresno. He is a CPA.

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

Ronald L. Taylor has been a Director of the Company since April 1999. Mr. Taylor has been President and CO-CEO of DeVry, Inc. since 1987. He is Chairman of the Proprietary Schools Advisory Committee for the Illinois Board of Higher Education; a member of the Institutional Action Committee and the Board of Trustees for the North Central Association of Colleges and Schools. He serves on the Board of Directors of DeVry, Inc. and the Better Business Bureau of Chicago & Northern Illinois, Inc. Mr. Taylor has a BA from Harvard University and received his MBA from Stanford University.

Neil P. Dyment joined the Company in August as the Chief Financial Officer. Prior to joining La Petite, Mr. Dyment was employed by Argus Management Corporation from 2001 to 2003 providing financial consulting and interim financial management services to companies undergoing restructuring. Mr. Dyment served as interim Corporate Controller at the Company from June 2002 to December 2002 and has been providing other financial advisory services to the Company since. Prior to joining Argus Management Corporation, Mr. Dyment was Plant Manager for Chemfab Corporation from 1996 to 2000. Prior to rejoining Chemfab Corporation in 1996, Mr. Dyment served in a variety of financial capacities for various companies including Corporate Controller at Chemfab from 1986 -1991 and a variety of financial positions at Textron Corporation (formerly AVCO Corporation) from 1977 to 1984. He has a BS in Business Administration with an accounting major from Northeastern University.

Hugh W. Tracy joined the Company as the Chief Information Officer in July 2003. Prior to joining La Petite, Mr. Tracy was the Chief Information Officer at InterPark, Inc. from 1999-2002. From 1989-1998, Mr. Tracy held various positions in Information Technology and Operations for McDonalds Corporation and its licensees. He has a BS in Information and Computer Science from the Georgia Institute of Technology (Georgia Tech) and an MBA from the Wharton School, University of Pennsylvania.

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

Lawrence "Larry" Appell joined La Petite Academy as the Western Division Vice President in January 2003. Prior to joining La Petite, Mr. Appell served as President of the International Division of Futurekids, Inc., the world's largest provider of technology education for children from 2000-2003. From 1995-2000 he was the President of Westlake Management Co., LLC, a boutique investment capital and business incubator, From 1983-1995 Mr. Appell held various senior management positions with The H.J. Heinz Company in their Weight Watchers division and The Quaker Oats Company in their Pritikin division. Mr. Appell was a management consultant from 1974-1983. He has a BA from the City University of New York and a MS in Counselor Education from St. John's University.

Rebecca L. Perry became the Vice President of Operations in April 2000. She was the Executive Vice President of Operations from 1997 to 2000. From 1993 to 1997, Ms. Perry was a Senior Vice President and Eastern Operating Officer. From 1988 to 1993, she was Assistant Vice President of Operations with supervisory responsibility for the operations of the Company in 14 southern and midwestern states. From 1985 to 1988, she served as Divisional Director of Florida and from 1981 to 1985 she served as Regional Director of Tampa. Prior to joining the Company, Ms. Perry held various positions in the childcare industry. Ms. Perry studied childhood education at The University of South Florida.

William C. Buckland joined the Company in July 2001 as Vice President, People. From 1993 to 2001, Mr. Buckland was Vice President, Human Resources of Allied Van Lines, Inc. From 1990 to 1992, he was the Director, Human Resources for SuperAmerica Group, a subsidiary of Ashland Oil. From 1969 to 1990 Mr. Buckland held various operating and Human Resources positions with the Montgomery Ward Company. He has a BBA from the University of Kentucky.

Paul G. Kreuser became Vice President, Field Support Services of the Company in November of 2002, with responsibility for the purchasing, facilities, engineering and fleet operations. Mr. Kreuser joined the Company in 2001 as the Director of Operations Support. From 1999 to 2000, Mr. Kreuser was the Director of Supply Chain for Amazon.com. Prior to 1999, his experience included senior management positions with DSC Logistics, Office Depot and Federal Express. Mr. Kreuser has a BS in Mathematics from the University of Illinois.

Gregory S. Davis joined the Company in May 2003 as the Vice President, General Counsel. He subsequently assumed the position of Corporate Secretary. Prior to joining the Company, Mr. Davis was one of three Andersen Partners with lead responsibility for the international firm's expansions and alliances. From 1991-2001, he was a Partner in Andersen's Legal Group, responsible for litigation and risk management. Mr. Davis practiced commercial litigation in the Chicago headquarters of Seyfarth, Shaw, Fairweather & Geraldson from 1987-1991. He holds a BA from Indiana University and a J.D. from Boston University School of Law.

William H. Van Huis joined the Company in December 2002 as the Chief Revenue Officer. Prior to joining La Petite Academy, Mr. Van Huis was the Vice President of Marketing for Childtime Childcare, Inc., from 1990 to 2001. From 1986 to 1990 Mr. Van Huis was National marketing Manager for Zebart International Corporation/TKD North America, an automotive aftermarket firm. He holds a B.A. from Michigan State University.

BOARD COMMITTEES AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors has an Audit Committee consisting of Glenn H. Gage, Stephen P. Murray and Kevin G. O'Brien, and a Compensation Committee consisting of Stephen P. Murray and Robert E. King. The Audit Committee reviews the scope and results of audits and internal accounting controls and all other tasks performed by our independent public accountants. The Compensation Committee determines compensation for the executive officers and administers the 1998 Option Plan and the Non-Employee Director Plan. None of the Company's executive officers has served as a director or member of the compensation committee (or other committee forming an equivalent function) of any other entity whose executive officers served as a director of or member of the Compensation Committee of the Company's Board of Directors.

COMPENSATION OF DIRECTORS

The members of the Board of Directors are reimbursed for out-of-pocket expenses related to their service on the Board of Directors or any committee thereof. In addition, members of the Board of Directors who are neither officers of the Company nor employed by JPMP or any of its partners are entitled to receive an attendance fee of $1,500 for each meeting attended.

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

The following table provides certain summary information concerning compensation earned for the 52 weeks ended June 28, 2003 (2003), June 29, 2002 (2002), and June 30, 2001 (2001), by the Company's Chief Executive Officer, former Chief Executive Officer and the four other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the fiscal year (collectively the "named executive officers"):

                           SUMMARY COMPENSATION TABLE
                           COMPENSATION FOR THE PERIOD

                                                             ANNUAL                 LONG-TERM      ALL OTHER
                                                          COMPENSATION             COMPENSATION   COMPENSATION
                                                   ------------------------     ----------------- ------------
                                                                                    NUMBER OF
                                                                                    SECURITIES
                                                                                    UNDERLYING
   NAME AND PRINCIPAL POSITION            YEAR       SALARY         BONUS       OPTION/SAR AWARDS
                                          ----       ------         -----       -----------------
Judith A. Rogala                          2003     $ 194,846                          270,381      $  100,000 (1)
    Former Chief Executive Officer        2002       357,308      $ 375,000 (2)
    and President (Separated from         2001       350,000        550,000 (2)        49,810
    Company on December 11, 2002)

Gary A. Graves                            2003     $ 289,423 (3)    295,000           180,254
    Chief Executive Officer
    and President

Michael F. Czlonka                        2003       165,000 (4)
    Former Chief Financial Officer
    (Separated from Company on
     August 15, 2003)

Damaris M. Campbell                       2003       144,674          6,255                            10,860 (5)
    Vice President, Eastern Region        2002       121,448         15,000
                                          2001       115,702                           19,325

Lisa J. Miskimins                         2003       121,448          5,413                            10,860 (5)
    Vice President, Central Region        2002       121,448
                                          2001       115,780                           19,325          14,879 (6)

William C. Buckland                       2003       144,903
    Vice President, People                2002       129,230 (7)

(1) Represents payments made to Ms. Rogala subsequent to her termination pursuant to her severance agreement.

(2) Includes vested portion of deferred signing bonus. (See "Employment Contracts").

(3) Fiscal 2003 compensation covers 44 weeks from August 26, 2002 through June 28, 2003.

(4) Fiscal 2003 compensation covers 40 weeks from September 23, 2002 through June 28, 2003.

(5)  Represents auto allowance.

(6) Represents payments made to Ms. Miskimins related to her relocation to the Chicago, IL area.

(7) Fiscal 2002 compensation covers 51 weeks from July 9, 2001 through June 29, 2002.

The following tables present information relating to grants to the named executive officers of options to purchase common stock of Company:

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

                                                                    NUMBER OF
                                                                   SECURITIES
                                                                   UNDERLYING              VALUE OF
                                                                   UNEXERCISED           IN-THE-MONEY
                                                                  OPTIONS/SARs           OPTIONS/SARs
                                                                  AT FY END (#)           AT FY END (1)

                               SHARES ACQUIRED      VALUE         EXERCISABLE/           EXERCISABLE/
       NAME                    ON EXERCISE (#)    REALIZED        UNEXERCISABLE          UNEXERCISABLE
Judith A. Rogala                                                    None / None            n/a / n/a

Gary A. Graves                                                  41,308 / 138,946 (2)         0 / 0

Michael F. Czlonka                                                  None / None            n/a / n/a

Damaris M. Campbell                                              15,169 / 4,831 (3)         0 / 0

Lisa J. Miskimins                                                15,169 / 4,831 (3)         0 / 0

William C.  Buckland                                                None / None            n/a / n/a

(1) The equity of the Company is not traded and there is no market for pricing the value of the options. "In the Money" calculations are based on the estimated enterprise value of the Company adjusted for debt, preferred stock, common shares issued and retired, warrants and options and adjustments for market liquidity and a control premium.

(2) The Board of Directors granted to certain key executives Tranche A options at $0.01 per share, an amount that approximates the fair value of a share of common stock of the Company at the date of the grant. These options become exercisable ratably over forty-eight months and expire ten years from the date of grant.

(3) The Board of Directors granted to certain key executives Tranche A options at $66.92 per share, an amount that approximates the fair value of a share of common stock of the Company at the date of the grant. These options become exercisable ratably over forty-eight months and expire ten years from the date of grant

                               OPTIONS/SAR GRANTS
                               IN LAST FISCAL YEAR

                            NUMBER OF                                                    POTENTIAL REALIZABLE
                           SECURITIES      % OF TOTAL                                   VALUE  AT ASSUMED ANNUAL
                           UNDERLYING     OPTIONS/SAR's  EXERCISE OR                      RATES OF STOCK PRICE
                          OPTIONS/SAR's    GRANTED TO     BASE PRICE     EXPIRATION    APPRECIATION FOR OPTION TERM
        NAME                 GRANTED       EMPLOYEES      ($/SHARE)         DATE            5% ($)    10% ($)
        ----                 -------       ---------      ---------         ----           -------    ------
FISCAL YEAR 2003

Judith A. Rogala               None           n/a            n/a            n/a              n/a       n/a

Gary A. Graves               180,254           40%          $0.01       August, 2012       $ 1,134    $4,309

Michael F. Czlonka             None           n/a            n/a            n/a              n/a       n/a

Damaris M.Campbell             None           n/a            n/a            n/a              n/a       n/a

Lisa J. Miskimins              None           n/a            n/a            n/a              n/a       n/a

William C.  Buckland           None           n/a            n/a            n/a              n/a       n/a

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

The Company made certain commitments to Michael F. Czlonka in conjunction with his accepting the position of Sr. Vice President & CFO. Mr. Czlonka left the Company effective August 14, 2003. The Company will continue to pay Mr. Czlonka six months of continued salary and benefits in satisfaction of the aforementioned commitments.

1998 OPTION PLAN

The Company adopted the 1998 Plan pursuant to which options, which currently represent 2.8% of Parent's common stock, on a fully diluted basis, are available to grant. The 1998 Plan provides for the granting of Tranche A and Tranche B options to purchase up to 60,074 shares of Parent's common stock. During fiscal year 2002, the Company amended the 1998 Plan, increasing to 725,000 the number of options available for grant. The options will be allocated in amounts to be agreed upon between LPA and Parent. Seventy-five percent of the options will vest over four years and twenty-five percent of the options will vest if certain transactions are consummated which generate certain minimum returns to LPA. The exercise price for the time vesting options will be 50% of the per share price paid by LPA for its common stock of Parent and the exercise price for the remaining options will be 100% of the per share price paid by LPA for its common stock of Parent. The options expire 10 years from the date of grant. Options to purchase 230,654 shares of Parent's common stock are currently outstanding under the 1998 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of La Petite's common stock is held by LPA Holding Corp. (Parent). As of June 28, 2003, LPA Investment LLC (LPA) owned 66.0% of the outstanding common stock of Parent (approximately 92.5% on a fully diluted basis, including the warrants described below) and Vestar, the former principal stockholder of the Company, and La Petite's current and former management own approximately 2.7%, 1.2% and 30.1%, respectively, of the outstanding common stock of Parent (approximately 0.2%, 2.4% and 2.2%, respectively, on a fully diluted basis). In connection with the purchases of preferred stock of Parent, described below, LPA received warrants to purchase shares of Parent's common stock that currently represents the right to acquire approximately 21.3% of Parent's common stock on a fully diluted basis.

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

The Series A preferred stock is not redeemable at the option of the holder prior to the maturity of the notes and dividends are not payable in cash prior to the seventh anniversary of the consummation of the transactions. Thereafter, Parent may pay dividends in cash subject to any restrictions contained in the Company's indebtedness, including the Credit Agreement and the indenture.

Following the consummation of the recapitalization, Parent and its stockholders, including all holders of options and warrants, entered into a Stockholder's Agreement. The Stockholders' Agreement contains restriction on the transferability of Parent common stock, subject to certain exceptions. The Stockholder' Agreement also contains provisions regarding the designation of members of the Board of Directors and other voting arrangements. The Stockholders' Agreement will terminate at such time as Parent consummates a qualified public offering.

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

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to 6,669,734 shares of its Series B convertible preferred stock. In connection with such prospective issuance, Parent issued warrants to purchase 1,692,423 shares of its class A common stock, pro rata to each Electing Stockholder. All of the proceeds received by Parent from the issuance of the Series B preferred stock will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

The Electing Stockholders are only required to purchase shares of Series B preferred stock if (a) the fixed charge coverage ratio at the end of a fiscal quarter (calculated in accordance with the terms of the Credit Agreement) is less than the fixed charge coverage ratio target set forth in the Credit Agreement with respect to such fiscal quarter (a "Fixed Charge Purchase"), (b) from time to time, the cash account of Parent and its subsidiaries is negative (as calculated in accordance with the provisions of Amendment No. 1 to the Securities Purchase Agreement) over a historical 4 or 5 week review period (a "Cash Shortfall Purchase"), or (c) (i) a payment default shall occur and be continuing under the Credit Agreement or (ii) following payment in full of the obligations under the Credit Agreement, a payment default shall occur and be continuing under the Indenture for the Senior Notes (a "Payment Default Purchase"). The aggregate number of shares to be purchased, if any, by the Electing Stockholders pursuant to a Fixed Charge Purchase shall be purchased within ten business days following the date that Parent is required to deliver its quarterly or annual, as applicable, financial information to the senior lenders pursuant to the terms of the Credit Agreement, and shall equal the quotient obtained by dividing (x) the amount of cash which would have been needed to increase the Parent's consolidated EBITDAR (as defined in the Credit Agreement) to an amount which would have satisfied the fixed charge coverage ratio target set forth in the Credit Agreement by (y) $2.174. The aggregate number of shares to be purchased, if any, by the Electing Stockholders pursuant to a Cash Shortfall Purchase shall be made on the tenth business day after the end of each review period, and shall equal (A) the sum of (x) the cash deficit and (y) $500,000, divided by (B) $2.174, less (C) the number of shares purchased pursuant to Cash Shortfall Purchases and Fixed Charge Purchases during the applicable review period. The aggregate number of shares to be purchased by the Electing Stockholders pursuant to a Payment Default Purchase shall be purchased within five (5) business days after notice of such default is delivered to the Electing Stockholders and shall equal (A) the amount of funds necessary to cure the payment default under the Credit Agreement or the Indenture for the Senior Notes, as applicable, divided by (B) $2.174. The Electing Stockholders have the right to purchase shares of Series B preferred stock at any time, in which case the aggregate number of shares of Series B preferred stock to be purchased by the Electing Stockholders with respect to a particular fiscal quarter or review period, as applicable, shall be reduced by the number of shares of Series B preferred stock purchased prior to the expiration of such fiscal quarter or review period. The obligation of each Electing Stockholder to purchase shares of Series B preferred stock shall expire on the earlier of (a) the date the Electing Stockholders purchase an aggregate of 6,669,734 shares of Series B preferred stock; and (b) the date the obligations (other than contingent obligations and liabilities) of Parent and its subsidiaries under (i) the Credit Agreement and (ii) the Indenture dated as of May 11, 1998, among the Corporation and certain of its subsidiaries and PNC Bank, National Association as trustee (as amended) are terminated.

LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, 6,662,879 shares of the Series B preferred stock being offered and has received warrants to purchase 1,690,683 shares of Parent's class A common stock in connection with such commitment. In accordance with such commitment, in June 2003, LPA purchased 341,766 shares of Series B preferred stock. Further, in accordance with their commitment to purchase shares of Series B preferred stock in accordance with the terms of the Securities Purchase Agreement, in July 2003 the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock. Accordingly, at September 25, 2003, the contingent equity commitment from the stockholders of Parent has been reduced from $14.5 million to $13.8 million.

For information regarding securities authorized for issuance under equity compensation, see Note 11 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

J.P. Morgan Securities Inc., or JPMSI, one of the initial purchasers of the old Senior Notes, is an affiliate of JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), which is an agent and a lender to La Petite under the Credit Agreement, an affiliate of JPMP, JPMorgan Chase Bank and JPMSI, owns 66.0% of the outstanding common stock of Parent (approximately 92.5% on a fully diluted basis as of January 31, 2003). LPA owns $45 million of Parent's Series A preferred stock, $15.7 million of Parent's Series B preferred stock, and warrants to purchase 21.3% of the common stock of Parent on a fully diluted basis. Certain employees of JPMP are members of La Petite's Board of Directors (see Item 10). In addition, JPMSI, JPMorgan Chase Bank and their affiliates perform various investment banking, trust and commercial banking services on a regular basis for the Company's affiliates.

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

In December 1999, November 2001, December 2001, May 2002, and June 2003 Parent sold additional equity to LPA. See "Item 1. Business -Organization"

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         See pages 28 to 51 of this Annual Report on Form 10-K for financial statements of LPA Holding Corp. as of June 28, 2003 and June 29, 2002 and for the 52 weeks ended June 28, 2003, June 29, 2002, and June 30, 2001.

(a) 2.   Financial Statement Schedules

         The following additional financial data should be read in conjunction with the consolidated financial statements for the 52 weeks ended June 28, 2003, June 29, 2002, and June 30, 2001. Other schedules not included with these additional financial statement schedules have been omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

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

3.10(xvi)       Certificate of Amendment to the Amended and Restated
                Certificate of Incorporation of LPA Holding Corp.,
                filed on February 10, 2003.

3.11(xvi)       Certificate of Amendment to the Certificate of
                Designations, Preferences and Rights of Series B
                Convertible Redeemable Participating Preferred Stock of
                LPA Holding Corp., filed on February 10, 2003.

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

10.15(xvi)      1999 Stock Option Plan for Non-Employee Directors.

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

10.35(xv)       Extension to Fourth Limited Waiver dated as of December
                16, 2002 to Credit Agreement dated as of May 11, 1998,
                as amended, among LPA Holding Corp., La Petite Academy,
                Inc., Bank of America, N.A. (formerly known as
                NationsBank, N.A.) as Administrative Agent,
                Documentation Agent and Collateral Agent for the
                Lenders and as Issuing Bank and Swingline Lender and
                Chase Bank of Texas, National Association, (formerly
                known as The Chase Manhattan Bank) as Syndication
                Agent.

10.36(xvi)      Amendment No. 2 and Consent dated as of December 11,
                2002 to Stockholders Agreement among LPA Holding Corp.,
                Vestar/LPT Limited Partnership, LPA Investment LLC and
                the management stockholders.

10.37(xiv)      Separation Agreement dated as of December 11, 2002
                among LPA Holding Corp., La Petite Academy, Inc. and
                Judith A. Rogala.

10.38(xvi)      Consent, Waiver and Amendment dated as of August 26,
                2002 to Employment Agreement among LPA Holding Corp.,
                La Petite Academy, Inc. and Judith A. Rogala.

10.39(xvi)      Employment Agreement dated August 26, 2002 among LPA
                Holding Corp., La Petite Academy, Inc. and Gary A.
                Graves.

10.40(xvi)      Amendment No. 1 to 1998 Stock Option Plan for LPA
                Holding Corp

10.41(xvi)      Employment Letter Agreement dated as of September 5,
                2002 among La Petite Academy, Inc and Michael F.
                Czlonka.

10.42(xvi)      Amendment No. 5 to Credit Agreement and Waiver dated as
                of February 10, 2003, among LPA Holding Corp., La
                Petite Academy, Inc., U.S. Bank National Association,
                as Administrative Agent, and the Lenders signatory
                thereto.

10.43(xvi)      Securities Purchase Agreement dated as of February 10,
                2003, among LPA Holding Corp., LPA Investment LLC, and
                the other persons signatory thereto from time to time.

10.44(xvii)     Fifth Limited Waiver dated as of April 22, 2003, to
                Credit Agreement dated as of May 11, 1998, as amended,
                among LPA Holding Corp., La Petite Academy, Inc., U.S.
                Bank National Association, as Administrative Agent,
                Documentation Agent and Collateral Agent for the
                Lenders and as Issuing Bank and Swingline Lender.

10.45(xviii)    Sixth Limited Waiver dated as of May 30, 2003, to
                Credit Agreement dated as of May 11, 1998, as amended,
                among LPA Holding Corp., La Petite Academy, Inc., U.S.
                Bank National Association, as Administrative Agent,
                Documentation Agent and Collateral Agent for the
                Lenders and as Issuing Bank and Swingline Lender.

10.46(xix)      Seventh Limited Waiver dated as of June 30, 2003, to
                Credit Agreement dated as of May 11, 1998, as amended,
                among LPA Holding Corp., La Petite Academy, Inc., U.S.
                Bank National Association, as Administrative Agent,
                Documentation Agent and Collateral Agent for the
                Lenders and as Issuing Bank and Swingline Lender.

10.47* Amendment No. 6 to Credit Agreement and Waiver dated as of July 31, 2003 among La Petite Academy, Inc., LPA
                Holding Corp., and U.S. Bank National Association, as
                Administrative Agent, Documentation Agent and
                Collateral Agent for the Lenders and as Issuing Bank and Swingline Lender.

10.48*          Amendment No. 1, dated as of July 31, 2003, to the
                Securities Purchase Agreement dated as of February 10,
                2003 among LPA Holding Corp., LPA Investment LLC, and the other parties signatory thereto.

10.49*          Support Center Bonus Plan, effective June 29, 2003

12.1*           Statement regarding computation of ratios.

21.1(vi)        Subsidiaries of Registrant.

31.1*           CFO Section 302 certifications.

31.2*           CEO Section 302 certifications.

32*             CEO and CFO Section 906 certifications.

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

(xv)            Incorporated by reference to the exhibits to LPA
                Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on February 6, 2003.

(xvi)           Incorporated by reference to the Exhibits to LPA
                Holding Corp.'s Form 10-K for the Fiscal Year ended June 29, 2002 filed with the Securities and Exchange Commission on February 21, 2003.

(xvii)          Incorporated by reference to the exhibits to LPA
                Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on April 24, 2003.

(xviii)         Incorporated by reference to the exhibits to LPA
                Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on June 4, 2003.

(xix)           Incorporated by reference to the exhibits to LPA
                Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on July 3, 2003.

(*)             Filed herein

(b)      Reports on Form 8-K

         On April 23, 2003, the Company filed a Current Report on Form 8-K reporting that it had received another limited waiver of non-compliance from its lenders under the Credit Agreement through May 31, 2003.

         On June 4, 2003, the Company filed a Current Report on Form 8-K reporting that it had received another limited waiver of non-compliance from its lenders under the Credit Agreement through June 30, 2003.

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

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                                         JUNE 28,     JUNE 29,
                            BALANCE SHEETS                                                 2003         2002
                                                                                        ---------    ---------
ASSETS:                                                                                 $       -    $       -
                                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
   Payable to La Petite Academy, Inc.                                                      39,387       40,132
                                                                                        ---------    ---------
        Total current liabilities                                                          39,387       40,132

Long-term liabilities:
   Equity in net loss of La Petite Academy, Inc in excess of
      investment                                                                          143,907      127,873
                                                                                        ---------    ---------
        Total long-term liabilities                                                       143,907      127,873

Series A 12% redeemable preferred stock ($.01 par value per share);
   45,000 shares authorized, issued and outstanding as of June 28,
   2003 and June 29, 2002; aggregate liquidation of $77.0 million
   and  $68.5 million, respectively                                                        72,784       63,397

Series B 5% convertible redeemable participating preferred stock
   ($.01 par value per share); 13,645,000 shares authorized, 7,241,490 and
   6,899,724 issued and outstanding as of June 28, 2003 and June 29, 2002;
   aggregate liquidation preference of $16.7 million and $15.2 million,
   respectively                                                                            16,739       15,227

Stockholders' deficit:
   Class A common stock ($0.01 par value per share); 17,500,000 shares authorized: 773,403 and 564,985 shares issued and
   outstanding as of June 28, 2003 and June 29, 2002, respectively
   Class B common stock ($0.01 par value per share); 20,000 shares authorized, issued and outstanding as of June 28, 2003 and June
   29, 2002                                                                                     8            6
   Common stock warrants                                                                    8,596        8,596
   Accumulated other comprehensive income                                                     160          246
   Accumulated deficit                                                                   (281,581)    (255,477)
                                                                                        ---------    ---------
        Total stockholders' deficit                                                      (272,817)    (246,629)
                                                                                        ---------    ---------
                                                                                        $       -    $       -
                                                                                        =========    =========

See notes to consolidated financial statements included in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)

                                                          52 WEEKS        52 WEEKS        52 WEEKS
                                                           ENDED            ENDED          ENDED
                                                          JUNE 28,         JUNE 29,       JUNE 30,
           STATEMENTS OF OPERATIONS                         2003            2002            2001
                                                          --------        --------        --------
Equity in net loss of La Petite Academy, Inc.             $(15,948)       $(76,772)       $(28,188)
                                                          --------        --------        --------

Net loss                                                   (15,948)        (76,772)        (28,188)
                                                          --------        --------        --------

Other comprehensive income (loss):
     Derivative adjustments, net                                                               492
     Amounts reclassified into operations                      (86)            (85)           (161)
                                                          --------        --------        --------
         Total other comprehensive income (loss)               (86)            (85)            331
                                                          --------        --------        --------
Comprehensive loss                                        $(16,034)       $(76,857)       $(27,857)
                                                          ========        ========        ========

See notes to consolidated financial statements included in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)

                                                                           52 WEEKS    52 WEEKS    52 WEEKS
                                                                             ENDED      ENDED        ENDED
                                                                           JUNE 28,    JUNE 29,    JUNE 30,
                 STATEMENTS OF CASH FLOWS                                    2003        2002        2001
                                                                           --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $(15,948)   $(76,772)   $(28,188)
    Adjustments to reconcile net loss to net cash from operating activities:
    Non cash items                                                              (86)        (85)        331
    Equity in comprehensive loss of La Petite Academy, Inc.                  16,034      76,857      27,857
                                                                           --------    --------    --------
        Net cash from operating activities
                                                                           --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in La Petite Academy, Inc.                                      (745)    (15,000)
                                                                           --------    --------    --------
        Net cash used in investing activities                                  (745)    (15,000)
                                                                           --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, redeemable preferred
      stock and warrants, net of expenses                                       745      15,000
                                                                           --------    --------    --------
        Net cash provided by financing activities                               745      15,000
                                                                           --------    --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $           $           $
                                                                           ========    ========    ========

See Notes to Consolidated Financial Statements included in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                          BALANCE AT        CHARGED TO                        BALANCE AT
                                           JUNE 29,          COSTS AND                         JUNE 28,
          DESCRIPTION                        2002            EXPENSES        WRITE-OFFS          2003
                                          ----------        ----------       ----------       ----------
Allowance for doubtful accounts           $      914        $    2,802       $    3,220       $      496
                                          ----------        ----------       ----------       ----------

                                          BALANCE AT        CHARGED TO                        BALANCE AT
                                           JUNE 30,          COSTS AND                         JUNE 29,
          DESCRIPTION                        2001            EXPENSES        WRITE-OFFS          2002
                                          ----------        ----------       ----------       ----------
Allowance for doubtful accounts           $      671        $    2,951       $    2,708       $      914
                                          ----------        ----------       ----------       ----------

                                          BALANCE AT        CHARGED TO                        BALANCE AT
                                            JULY 1,          COSTS AND                         JUNE 30,
         DESCRIPTION                         2000            EXPENSES        WRITE-OFFS          2001
                                          ----------        ----------       ----------       ----------
Allowance for doubtful accounts           $      406        $    4,665       $    4,400       $      671
                                          ----------        ----------       ----------       ----------

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

RESERVE FOR CLOSED ACADEMIES

                                          BALANCE AT        CHARGED TO                        BALANCE AT
                                           JUNE 29,         COSTS AND         CHARGED TO       JUNE 28,
          DESCRIPTION                        2002            EXPENSES          RESERVE           2003
                                          ----------        ----------       ----------       ----------
Reserve for Closed Academies              $    4,598        $    4,908       $    5,040       $    4,466
                                          ----------        ----------       ----------       ----------

                                          BALANCE AT        CHARGED TO                        BALANCE AT
                                           JUNE 30,         COSTS AND        CHARGED TO        JUNE 29,
          DESCRIPTION                        2001            EXPENSES          RESERVE           2002
                                          ----------        ----------       ----------       ----------
Reserve for Closed Academies              $    6,565        $    3,208       $    5,175       $    4,598
                                          ----------        ----------       ----------       ----------

                                          BALANCE AT        CHARGED TO                        BALANCE AT
                                            JULY 1,         COSTS AND        CHARGED TO        JUNE 30,
          DESCRIPTION                        2000            EXPENSES          RESERVE           2001
                                          ----------        ----------       ----------       ----------
Reserve for Closed Academies              $    8,533        $    2,455       $    4,423       $    6,565
                                          ----------        ----------       ----------       ----------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on September 25, 2003.

                                LPA Holding Corp.

                                /s/ Neil P. Dyment
                                --------------------------------------
                                By: Neil P. Dyment
                                Chief Financial Officer and duly
                                authorized representative of the registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on September 25, 2003.

/s/ Gary A. Graves                            /s/ Stephen P. Murray
---------------------------------------       ----------------------------------
By: Gary A. Graves                            By: Stephen P. Murray
Chief Executive Officer, President,           Chairman of the Board and Director
Chief Operating Officer, and Director

/s/ Glenn H. Gage                             /s/ Terry D. Byers
---------------------------------------       ----------------------------------
By: Glenn H. Gage                             By: Terry D. Byers
Director                                      Director

/s/ Robert E. King                            /s/ Kevin G. O'Brien
---------------------------------------       ----------------------------------
By: Robert E. King                            By: Kevin G. O'Brien
Director                                      Director

/s/ Ronald L. Taylor
---------------------------------------
By: Ronald L. Taylor
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on September 25, 2003.

                                 La Petite Academy, Inc.

                                 /s/ Neil P. Dyment
                                 --------------------------------------------
                                 By: Neil Dyment
                                 Chief Financial Officer and duly
                                 authorized representative of the registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on September 25, 2003.

/s/ Gary A. Graves                            /s/ Stephen P. Murray
---------------------------------------       ----------------------------------
By: Gary A. Graves                            By: Stephen P. Murray
Chief Executive Officer, President and        Chairman of the Board and Director
Director

/s/ Glenn H. Gage                             /s/ Terry D. Byers
---------------------------------------       ----------------------------------
By: Glenn H. Gage                             By: Terry D. Byers
Director                                      Director

/s/ Robert E. King                            /s/ Kevin G. O'Brien
---------------------------------------       ----------------------------------
By: Robert E. King                            By: Kevin G. O'Brien
Director                                      Director

/s/ Ronald L. Taylor
---------------------------------------
By: Ronald L. Taylor
Director