Form 10-Q
period 2003-10-18
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2003-12-02
CIK 1062774, 901116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended October 18, 2003

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of December 1, 2003, LPA Holding Corp. had outstanding 773,403 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of December 1, 2003, the additional registrant had the number of outstanding shares, shown on the following table.

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
                                                                                                 Stock (par value, $.01 per share)

LPA HOLDING CORP. AND SUBSIDIARIES

INDEX


PART I.  FINANCIAL INFORMATION
                                                                                                                               PAGE
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Condensed Consolidated Balance Sheets                                                                                      4-5

    Condensed Consolidated Statements of Operations and Comprehensive Loss                                                      6

    Condensed Consolidated Statements of Cash Flows                                                                             7

    Notes to Condensed Consolidated Financial Statements                                                                      8-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                       12-17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                            17

ITEM 4.  CONTROLS AND PROCEDURES                                                                                              17-18

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                                     19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                   19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                                      19

SIGNATURES                                                                                                                    20-21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                             OCTOBER 18,    JUNE 28,
                                                                2003          2003
                                                             -----------    --------
ASSETS
Current assets:
     Cash and cash equivalents                                $ 10,266      $  9,526
     Restricted cash investments                                10,449         7,993
     Accounts and notes receivable, net of allowance for
        doubtful accounts of $589 and $496, respectively        10,834        11,024
     Supplies inventory                                          2,853         3,075
     Other prepaid expenses                                      3,482           905
     Refundable taxes                                               60            56
                                                              --------      --------
          Total current assets                                  37,944        32,579

Property and equipment, at cost:
     Land                                                        5,442         5,442
     Buildings and leasehold improvements                       78,230        77,349
     Furniture and equipment                                    27,665        27,958
                                                              --------      --------
                                                               111,337       110,749
     Less accumulated depreciation                              74,439        72,635
                                                              --------      --------
          Property and equipment, net                           36,898        38,114
Other assets (Note 3)                                            6,900         7,396
                                                              --------      --------
Total assets                                                  $ 81,742      $ 78,089
                                                              ========      ========

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                          OCTOBER 18,       JUNE 28,
                                                                                              2003            2003
                                                                                          -----------      ------------
                                                                                                           AS RESTATED-
LIABILITIES AND STOCKHOLDERS' DEFICIT                                                                       SEE NOTE 2
                                                                                                           ------------
Current liabilities:
     Overdrafts due banks                                                                  $   5,148       $   3,055
     Accounts payable                                                                          7,030           8,445
     Current maturities of long-term debt and capital lease obligations  (Note 4)              2,313           2,499
     Accrued salaries, wages and other payroll costs                                          19,057          17,954
     Accrued insurance liabilities                                                             5,040           5,141
     Accrued property and sales taxes                                                          5,312           4,313
     Accrued interest payable                                                                  6,444           1,982
     Reserve for closed academies                                                              1,456           2,137
     Other current liabilities                                                                10,058           6,548
                                                                                           ---------       ---------
          Total current liabilities                                                           61,858          52,074

Long-term liabilities:
     Long-term debt and capital lease obligations (Note 4)                                   197,286         197,908
     Other long-term liabilities (Note 5)                                                     11,592          11,401
     Series A 12% mandatorily redeemable preferred stock (Note 6)                             72,478              --
                                                                                           ---------       ---------
          Total long-term liabilities                                                        281,356         209,309
Series A 12% mandatorily redeemable preferred stock (Note 6)                                      --          69,378

Series B 5% convertible redeemable participating preferred stock                              16,995          16,739
     ($0.01 par value per share); 13,645,000 shares authorized, 7,242,060 and
     7,241,490 shares issued and outstanding as of October 18, 2003 and June 28,
     2003, respectively; aggregate liquidation preference of $17.0 million and
     $16.7 million, respectively

Stockholders' deficit:
     Class A common stock ($0.01 par value per share); 17,500,000 shares authorized; and 773,403 shares issued and outstanding as of October 18, 2003
     and June 28, 2003, respectively                                                               8               8

     Class B common stock ($0.01 par value per share); 20,000 shares authorized, issued and outstanding as of October 18, 2003 and June 28, 2003

     Common stock warrants                                                                     8,596           8,596
     Accumulated other comprehensive income                                                      134             160
     Accumulated deficit                                                                    (287,205)       (278,175)
                                                                                           ---------       ---------
          Total stockholders' deficit                                                       (278,467)       (269,411)
                                                                                           ---------       ---------
Total liabilities and stockholders' deficit                                                $  81,742       $  78,089
                                                                                           =========       =========

See notes to condensed consolidated financial statements

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)


                                                                       16 WEEKS ENDED   16 WEEKS ENDED
                                                                         OCTOBER 18,      OCTOBER 19,
                                                                            2003             2002
                                                                       --------------   --------------
Revenue                                                                   $ 110,731       $ 116,838
Operating expenses:
    Salaries, wages and benefits                                             63,563          66,032
    Facility lease expense                                                   13,514          13,961
    Depreciation                                                              2,672           3,235
    Restructuring charges (Note 9)                                               34           1,248
    Provision for doubtful accounts                                             716             838
    Other                                                                    29,739          36,227
                                                                          ---------       ---------
Total operating expenses                                                    110,238         121,541
                                                                          ---------       ---------
Operating income (loss)                                                         493          (4,703)
Interest expense
    Interest on debt                                                          6,101           6,711
    Dividends and accretion on Series A preferred stock  (Note 6)             3,101              --
                                                                          ---------       ---------
Total interest expense                                                        9,202           6,711
Interest income                                                                 (11)            (74)
                                                                          ---------       ---------
        Net interest expense                                                  9,191           6,637
                                                                          ---------       ---------
Loss before income taxes                                                     (8,698)        (11,340)
Provision for income taxes                                                       78              78
                                                                          ---------       ---------
Net loss
                                                                             (8,776)        (11,418)
                                                                          ---------       ---------
Other comprehensive loss:
    Derivative adjustments reclassified into operations                         (26)            (27)
                                                                          ---------       ---------
        Total other comprehensive loss                                          (26)            (27)
                                                                          ---------       ---------
Comprehensive loss                                                        $  (8,802)      $ (11,445)
                                                                          =========       =========

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)


                                                                                     16 WEEKS ENDED     16 WEEKS ENDED
                                                                                    OCTOBER 18, 2003   OCTOBER 19, 2002
                                                                                    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                            $ (8,776)      $(11,418)
      Adjustments to reconcile net loss to net cash from operating activities
          Restructuring charges                                                                 34          1,248
          Depreciation                                                                       2,672          3,235
          Dividends and accretion on Series A preferred stock (Note 6)                       3,101             --
          (Gain) loss on sales and disposals of property and equipment                        (105)            28
          Other non cash items                                                                 292            586
      Changes in assets and liabilities:
          Restricted cash investments                                                       (2,456)        (2,798)
          Accounts and notes receivable                                                        190         (1,226)
          Supplies inventory                                                                   222            (52)
          Other prepaid expenses                                                            (2,577)        (2,640)
          Refundable taxes                                                                      (4)           118
          Accounts payable                                                                  (1,415)         3,105
          Accrued salaries, wages and other payroll costs                                    1,037            172
          Accrued property and sales taxes                                                     999            953
          Accrued interest payable                                                           4,462          4,679
          Other current liabilities                                                          3,510          3,942
          Accrued insurance liabilities                                                        377            567
          Reserve for closed academies                                                        (831)          (816)
          Other changes in assets and liabilities, net                                         (34)          (127)
                                                                                          --------       --------
                   Net cash (used for) provided by operating activities                        698           (444)
                                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                                  (1,453)        (2,035)
      Proceeds from sale of assets                                                             302             --
                                                                                          --------       --------
                   Net cash used for investing activities                                   (1,151)        (2,035)
                                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of debt and capital lease obligations                                         (901)          (625)
      Net borrowings under the Revolving Credit Agreement                                                   1,500
      Proceeds from issuance of common stock, redeemable preferred
          stock and warrants, net of expenses                                                    1             --
      Overdrafts due bank                                                                    2,093            141
                                                                                          --------       --------
                   Net cash provided by financing activities                                 1,193          1,016
                                                                                          --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           740         (1,463)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             9,526         16,092
                                                                                          --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 10,266       $ 14,629
                                                                                          ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                                                        $  1,332       $  1,344
          Income taxes                                                                          28             62
      Non-cash investing and financing activities:
          Capital lease obligations                                                             93             85


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

     The Company offers educational, developmental and child care programs that are available on a full-time or part-time basis, for children between six weeks and twelve years old. The Company's schools are located in 36 states and the District of Columbia, primarily in the southern, Atlantic coastal, mid-western and western regions of the United States.

     As of October 18, 2003, the Company operated 643 schools, including 588 residential Academies, 26 employer-based schools and 29 Montessori schools. For the 16 weeks ended October 18, 2003, the Company had an average attendance of approximately 63,140 full and part-time children.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments (consisting solely of normal and recurring adjustments) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

     Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended June 28, 2003.

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

     Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying financial statements, the Company has a working capital deficit and a stockholders' deficit. These matters resulted in repeated instances where the Company was not in compliance with its financial covenants and required multiple equity investments by LPA and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

     Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included the closure of unprofitable academies, optimization of staff labor, personnel reductions, decreased discretionary expense spending and greater realization of revenue resulting from improved collections on accounts receivable. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with the remaining $10.8 million of equity commitment, as of December 1,

     2003, provided by LPA and certain of the other stockholders of Parent, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

     FISCAL YEAR END - The Company utilizes a 52 or 53-week fiscal year ending on the Saturday closest to June 30 and is composed of 13 four-week periods or in the case of a 53-week year, 12 four-week periods and one five week period. Fiscal year 2004 is a 53-week fiscal year. The first quarter contains four such periods or 16 weeks, the second and third quarters contain 3 periods or 12 weeks and the fourth quarter contains 3 periods or 13 weeks. Fiscal year 2003 was a 52-week fiscal year. The first quarter contained four such periods or 16 weeks and each remaining quarter contained 3 periods or 12 weeks.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected between liabilities and equity in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on June 29, 2003.

     The Company has determined that its Series A 12% mandatorily redeemable preferred stock meets the criteria included in SFAS No. 150 to be reported as a liability. Therefore, in the condensed consolidated balance sheet as of October 18, 2003, the Series A 12% mandatorily redeemable preferred stock has been classified as a long term liability. Additionally, dividends and accretion attributable to these shares have now been classified as interest expense rather than direct charges against accumulated deficit. During the 16 weeks ended October 18, 2003, the Company recognized $3.1 million in dividends and accretion on the Series A preferred stock as interest expense, while in the 16 weeks ended October 19, 2002, the Company recognized a $2.7 million charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future. The prior year classification of the Series A preferred stock has not been changed because the provisions of SFAS No. 150 do not permit restatement of financial statements for earlier years presented.

     In connection with the adoption of SFAS No. 150, the Company determined that it should have been recognizing the accretion of the Series A preferred stock using the effective interest method rather than the straight-line method. As a result, the carrying amount of the Series A preferred stock as of June 28, 2003, that has subsequently been reclassified as a liability as discussed in the preceding paragraph, has been decreased from the amount previously reported by $3.4 million and accumulated deficit and stockholders' deficit have been decreased by a corresponding amount. The amount of accretion charged to accumulated deficit for dividends and accretion during the 16 weeks ended October 19, 2002 has also been reduced by $0.2 million from the amount previously reported. This restatement had no effect on prior years' statements of operations or cash flows or on total assets or total liabilities. The Company is in the process of amending its Annual Report of Form 10-K for the year ended June 28, 2003 for this matter.

     The Company has determined that its Series B 5% convertible redeemable participating preferred stock does not meet the criteria included in SFAS No. 150 to be recorded as a liability. Therefore, in the condensed consolidated balance sheet as of October 18, 2003, the Series B 5% convertible redeemable participating preferred stock continues to be classified between liabilities and equity.

3.   OTHER ASSETS
     (in thousands of dollars)

                                                       OCTOBER 18,     JUNE 28,
                                                          2003           2003
                                                       -----------    ---------
       Other assets consist of the following:
       Deferred financing costs                        $ 10,010       $ 10,010
       Accumulated amortization                          (5,852)        (5,501)
                                                       --------       --------
                                                          4,158          4,509
       Other (a)                                          2,742          2,887
                                                       --------       --------
                                                       $  6,900       $  7,396
                                                       ========       ========

     (a) Other consists primarily of properties held for sale, which are valued at fair value less cost to sell.

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     (in thousands of dollars)


                                                                                       OCTOBER 18,      JUNE 28,
                                                                                          2003            2003
                                                                                       -----------     ---------
       Long term debt and capital lease obligations consist of the following:
       Senior Notes, 10.0% due May 15, 2008                                            $ 145,000       $ 145,000
       Borrowings under credit agreement                                                  53,187          53,588
       Capital lease obligations                                                           1,412           1,819
                                                                                       ---------       ---------
                                                                                         199,599         200,407
       Less current maturities of long-term
           debt and capital lease obligations                                             (2,313)         (2,499)
                                                                                       ---------       ---------
                                                                                       $ 197,286       $ 197,908
                                                                                       =========       =========


     On July 31, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 6 to the revolving credit facility under an agreement entered into on May 11, 1998, providing for a term loan facility and a revolving credit agreement (the Credit Agreement). The amendment permanently waived existing third and fourth quarter fiscal 2003 defaults of Parent and La Petite in connection with (a) the failure to deliver timely financial information to the senior secured lenders; (b) the failure to deliver timely information regarding purchases of material assets to the senior secured lenders; and (c) the failure to file certain reports timely with the Securities and Exchange Commission. Additionally, Amendment No. 6 revised the definition of Consolidated EBITDA in the Credit Agreement.

5.   OTHER LONG-TERM LIABILITIES
     (in thousands of dollars)

                                                                    OCTOBER 18,    JUNE 28,
                                                                       2003          2003
                                                                    -----------    --------
       Other long-term liabilities consist of the following:
       Unfavorable leases (a)                                         $   771      $   831
       Reserve for closed schools (b)                                   2,167        2,329
       Deferred severance (c)                                             640          705
       Long-term insurance liabilities (d)                              8,014        7,536
                                                                      -------      -------
                                                                      $11,592      $11,401
                                                                      =======      =======

(a) In connection with the acquisitions of La Petite and Bright Start, a liability for unfavorable operating leases was recorded and is being relieved over the average remaining life of the related leases.

(b) The reserve for closed schools includes the long-term liability related primarily to leases for schools that were closed and are no longer operated by the Company.

(c) On December 11, 2002, the Company entered into a Separation Agreement with the Company's former Chief Executive Officer and President. The long-term portion of the Company's total contractual obligations pursuant to the Separation Agreement is $0.6 million and $0.7 million as of October 18, 2003 and June 28, 2003, respectively.

(d) Long-term insurance liabilities reflect the Company's obligation for reported and not paid and incurred but not reported, workers' compensation, auto and general liability claims.

6.   SHARES SUBJECT TO MANDATORY REDEMPTION

     In May 2003, the FASB issued SFAS No. 150 which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected between liabilities and equity in statements of financial position. The Company adopted the provisions of SFAS No 150 on June 29, 2003. For additional information on SFAS No. 150, see Note 2 -Recently Issued Accounting Pronouncements.

     Shares subject to mandatory redemption consists of 45,000 shares of Series A 12% mandatorily redeemable preferred stock, $0.01 par value (Series A preferred stock), all of which were issued and outstanding as of October 18, 2003. The original carrying value of the preferred stock of $36.4 million is being accreted to its redemption value of $45.0 million on May 11, 2008. The Series A preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual Series A preferred stock dividend dates are added to the liquidation value. The liquidation value was $80.0 million and $77.2 million as of October 18, 2003 and June 28, 2003, respectively. Accrued dividends were $35.1 million and $32.2 million at October 18, 2003 and June 28, 2003, respectively. The Series A preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The Series A preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

     During the 16 weeks ended October 18, 2003, the Company recognized $3.1 million in dividends and accretion on the Series A preferred stock as interest expense, while in the 16 weeks ended October 19, 2002, the Company recognized a $2.7 million charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future.

7.   COMMITMENTS AND CONTINGENCIES

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

8.   STOCK-BASED COMPENSATION

     The Company accounts for all options in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock options granted.

     No options were granted during the 16 weeks ended October 18, 2003. If compensation cost for options granted in prior periods had been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," it would not have had a material effect on the Company's results of operations.

9.   RESTRUCTURING CHARGES

     The Company did not incur any significant restructuring charges in the first quarter of the 2004 fiscal year. In the first quarter of the 2003 fiscal year, the Company recognized restructuring charges of $2.5 million in connection with the closure of 23 schools and $0.4 million in connection with the write-down to fair market value of real estate properties held for disposal, offset by recoveries of $1.6 million principally due to settlement of lease liabilities for less than the recorded reserves. Included in the restructuring charges were non-cash charges of $0.9 million. The restructuring charges related to the school closures consisted principally of the present value of rent, real estate taxes, common area maintenance charges, and utilities, net of anticipated sublease income, and the write-off of leasehold improvements. A summary of the restructuring reserve activity is as follows, with dollars in thousands:

                                                        FISCAL YEAR    FISCAL YEAR
                                                           2004           2003
                                                        -----------    -----------
Balances at June 28, 2003 and June 29, 2002               $ 4,466       $ 4,598
Provision recorded in first quarter                            57         2,877
Recoveries recorded in first quarter                          (23)       (1,629)
Amount utilized in first quarter                             (877)       (1,725)
                                                          -------       -------
Balance at October 18, 2003 and October 19, 2002          $ 3,623       $ 4,121
                                                          =======       =======

10.  SUBSEQUENT EVENTS

     On November 13, 2003, LPA purchased 1,379,945 shares of Series B preferred stock for $3.0 million in accordance with its commitment to purchase shares of Series B preferred stock under the terms of the Securities Purchase Agreement, as amended on July 31, 2003. As a result of this purchase, the remaining contingent equity commitment from the stockholders of Parent has been reduced to $10.8 million.


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

The Company operated 643 schools at the end of the first quarter of fiscal year 2004 as compared to 695 schools for the same period of fiscal year 2003. The net decrease of 52 schools is a result of one opening, 50 closures and the reduction of 3 locations due to the combining of operations. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's operating results for the comparative 16 weeks ended October 18, 2003 and October 19, 2002, with amounts presented in thousands of dollars and as percentages of revenue:

                                                       16 WEEKS ENDED                      16 WEEKS ENDED
                                                      OCTOBER 18, 2003                    OCTOBER 19, 2002
                                                 ---------------------------        ----------------------------
                                                                  Percent of                          Percent of
                                                   Amount          Revenue            Amount           Revenue
                                                 ---------        ----------        ---------         ----------
Operating Revenue                                $ 110,731          100.0%          $ 116,838           100.0%
Operating expenses:
   Salaries, wages and benefits                     63,563           57.4              66,032            56.5
   Facility lease expense                           13,514           12.2              13,961            11.9
   Depreciation                                      2,672            2.4               3,235             2.8
   Restructuring charges                                34            0.0               1,248             1.1
   Provision for doubtful accounts                     716            0.6                 838             0.7
   Other                                            29,739           26.9              36,227            31.0
                                                 ---------          -----           ---------           -----
Total operating expenses                           110,238           99.6             121,541           104.0
                                                 ---------          -----           ---------           -----
Operating income (loss)                          $     493            0.4%          $  (4,703)          -4.0%
                                                 ---------          -----           ---------           -----

Operating revenue decreased $6.1 million or 5.2% from the same period last year. This revenue decrease was a result of a reduction in revenue from closed schools of $6.5 million and a $0.2 million decrease in other operating revenue offset by a $0.1 million increase at established schools, and a $0.5 million increase at new schools. The revenue decrease was principally due to a decline in FTE attendance of 11.0% offset by a 6.1% increase in average weekly FTE tuition rates. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was principally due to school closures and a decline in FTE attendance at established schools, partially offset by increased FTE attendance at new schools.

Salaries, wages, and benefits decreased $2.5 million or 3.7% from the same period last year. As a percentage of revenue, labor costs were 57.4% for the 16 weeks ended October 18, 2003, as compared to 56.5% for the same period in the prior year. The decreases in salaries, wages, and benefits include decreased labor costs of $3.7 million at closed schools and decreased field management and corporate administration labor costs of $0.1 million, offset by increased labor costs of $0.6 million at established schools, increased labor costs of $0.2 million at new schools, increased benefit costs of $0.1 million, and a $0.4 million increase in bonus costs. The increase in labor costs at established schools was mainly due to a 4.7% increase in average hourly wage rates offset by a 3.5% decrease in labor hours as compared to the same period in the prior year.

Facility lease expense decreased $0.4 million or 3.2% from the same period last year. The decrease in facility lease expense was mainly due to closed schools, offset by increases in lease payments for facilities with contingent rent provisions and lower rent credits resulting from certain unfavorable lease liabilities becoming fully utilized prior to the end of the first quarter of the 2004 fiscal year.

Depreciation expense decreased $0.6 million or 17.4% from the same period last year. The decrease in depreciation expense was principally due to the reduction in the carrying value of fixed assets as a result of the impairment charge recognized in the fourth quarter of the 2003 fiscal year and the write off the leasehold improvements related to school closures in the 2003 fiscal year.

The Company did not incur any significant restructuring charges in the first quarter of the 2004 fiscal year. In the first quarter of the 2003 fiscal year, the Company recognized restructuring charges of $2.5 million in connection with the closure of 23 schools and $0.3 million in connection with the write-down to fair market value of real estate properties held for disposal, offset by recoveries of $1.6 million principally due to settlement of lease liabilities for less than the recorded reserves. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Provision for doubtful accounts decreased $0.1 million or 14.6% from the same period last year. The decrease is principally the result of improved collection efforts over the same period in the prior year.

Other operating costs decreased $6.5 million or 17.9% from the same period last year. Other operating costs include repairs and maintenance, utilities, insurance, real estate taxes, food, transportation, marketing, supplies, travel, professional fees, personnel, recruitment, training, bank overages and shortages, and other miscellaneous costs. The decrease was due primarily to lower legal and professional fees, management meeting costs, bank shortages, marketing, transportation, personnel, recruitment and miscellaneous expenses offset by increases in, repair and maintenance and insurance costs. As a percentage of revenue, other operating costs decreased to 26.9% as compared to 31.0% in the same period in the prior year.

As a result of the foregoing, the Company had operating income of $0.5 million in the first quarter of the 2004 fiscal year as compared to an operating loss of $4.7 million in the first quarter of the 2003 fiscal year.

Net interest expense increased $2.6 million or 38.5% as compared to the same period last year. The increase was principally due to the $3.1 million impact resulting from the adoption of SFAS No. 150 at the start of the 2004 fiscal year, offset by reduced interest expense resulting from the fair value adjustment to the carrying value of the senior notes becoming fully amortized prior to the 2004 fiscal year. SFAS No. 150 impacts the classification of the Company's Series A preferred stock and requires that accrued dividends and accretion related to these shares be classified as interest expense rather than a charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future.

The provision for income taxes includes a provision for state and local taxes. The effective federal tax rate for the 16 weeks ended October 18, 2003 was 0% due to the current period operating losses and the Company's provision of a full valuation allowance against deferred tax assets.

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

The Credit Agreement will terminate on May 11, 2006. Payments due under the amortization schedule for the term loan are $0.8 million in the remainder of fiscal year 2004, $5.5 million in fiscal year 2005, and $27.8 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On October 18, 2003, there was $34.1 million outstanding under the term loan and $19.1 million outstanding under the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount of $5.9 million, and no amount available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

On July 31, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 6 to the Credit Agreement. The amendment permanently waived existing third and fourth quarter fiscal 2003 defaults of Parent and La Petite in connection with (a) the failure to deliver timely financial information to the senior secured lenders; (b) the failure to deliver timely information regarding purchases of material assets to the senior secured lenders; and (c) the failure to file certain reports timely with the Securities and Exchange Commission. Additionally, Amendment No. 6 revised the definition of Consolidated EBITDA in the Credit Agreement. For further information concerning Amendment No. 6 to the Credit Agreement, see Notes 4 and 8 to the consolidated financial statements included at Item 8 of the Company's Annual Report on Form 10-K for the year ended June 28, 2003.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B convertible preferred stock. LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, 6,662,879 shares of the Series B preferred stock being offered and has received warrants to purchase 1,690,683 shares of Parent's class A common stock in connection with such commitment. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 and the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in July 2003. Additionally, in accordance with such commitment, on November 13, 2003, LPA purchased 1,379,945 shares of Series B preferred stock for $3.0 million. As a result of this recent purchase, the remaining contingent equity commitment from the stockholders of Parent has been reduced to $10.8 million. For further information concerning the Securities Purchase Agreement and the terms of the equity commitment, see Note 8 to the consolidated financial statements included at Item 8 of the Company's Annual Report on Form 10-K for the year ended June 28, 2003.

As of December 1, 2003, LPA beneficially owned 93.4% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and approximately $18.7 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, a director of La Petite and Parent, owns a majority of the voting interests of LPA.

Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying financial statements, the Company has a working capital deficit and a stockholders' deficit. These matters resulted in repeated instances where the Company was not in compliance with its financial covenants and required multiple equity investments by LPA and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included the closure of unprofitable academies, optimization of staff labor, personnel reductions, decreased discretionary expense spending and greater realization of revenue receipt resulting from improved collections on accounts receivable. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with the remaining $10.8 million of equity commitment, as of December 1, 2003, provided by LPA and certain of the other stockholders of Parent, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

Cash flows provided by operating activities were $0.7 million during the sixteen weeks ended October 18, 2003 compared to cash flows used by operating activities of $0.4 million for the sixteen weeks ended October 19, 2002. The $1.1 million increase in cash flows from operating activities was mainly due to a $3.5 million decrease in net losses, net of non-cash charges, offset by an increase in working capital amounts of $2.4 million.

Cash flows used for investing activities were $1.2 million during the sixteen weeks ended October 18, 2003 as compared to cash flows used of $2.0 million during the 16 weeks ended on October 19, 2002. The $0.8 million decrease in cash flows used for investing activities was due to decreased capital expenditures of $0.5 million and increased proceeds from the sale of assets of $0.3 million.

Cash flows provided by financing activities were $1.2 million during the sixteen weeks ended October 18, 2003, compared to cash flows provided by financing activities of $1.0 million during the 16 weeks ended October 19, 2002. The $0.2 million increase in cash flows for financing activities was due to a $2.0 million increase in bank overdrafts related to the timing of monthly expense payments, offset by decreased revolver borrowings of $1.5 million and increased repayment of debt and capital lease obligations of $0.3 million.

Total capital expenditures for the sixteen weeks ended October 18, 2003 and October 19, 2002 were $1.5 million and $2.0 million, respectively. The decrease in total capital expenditures was a result of decreased spending on maintenance capital expenditures. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. All of the capital expenditures for the sixteen weeks ended October 18, 2003 and October 19, 2002 were maintenance capital expenditures.

In addition to maintenance capital expenditures, the Company expends additional funds to repair and maintain its facilities in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the sixteen weeks ended October 18, 2003 and October 19, 2002 were $5.4 million and $4.8 million, respectively.

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

For a description of the Company's critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations, Summary of Critical Accounting Policies", included in the Company's Annual Report on Form 10-K for the year ended June 28, 2003. There have been no changes to the Company's critical accounting policies during the first quarter of fiscal year 2004.

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

     o Economic factors, including changes in the rate of inflation, business conditions and interest rates.

     o Operational factors, including the Company's ability to open and profitably operate Academies and the Company's ability to satisfy its obligations and to comply with the covenants contained in the Credit Agreement and the indenture.

     o Demand factors, including general fluctuations in demand for childcare services and seasonal fluctuations.

     o Competitive factors, including: (a) pricing pressures primarily from local nursery schools and childcare centers and other large, national for-profit childcare companies, (b) the hiring and retention of trained and qualified personnel, (c) the ability to maintain well-equipped facilities and (d) any adverse publicity concerning alleged child abuse at the Company's childcare centers or at its Academies.

     o Governmental action including: (a) new laws, regulations and judicial decisions related to state and local regulations and licensing requirements, (b) changes in the Federal assistance and funding of childcare services and (c) changes in the tax laws relating to La Petite's operations.

     o Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or the American Institute of Certified Public Accountants.

     o Changes in costs or expenses, changes in tax rates, the effects of acquisitions, dispositions or other events occurring in connection with evolving business strategies.

     o Management's ability to implement plans designed to improve the Company's operating results, cash flows and financial position and to improve the disclosure controls and procedures of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness as of October 18, 2003 consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $34.1 and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to: (a) an adjusted London inter-bank offered rate ("LIBOR") not to be less than an amount equal to 2.50% per annum, plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of the administrative agent's published prime rate, a certificate of deposit rate multiplied by the statutory reserve rate, plus the cost of FDIC insurance or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for Alternate Base Rate loans as defined in the Credit Agreement. The Senior Notes mature in May 2008 and the Credit Agreement matures in May 2006. Payments due under the amortization schedule for the term loan are $0.8 million in the remainder of fiscal year 2004, $5.5 million in fiscal year 2005, and $27.8 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined).

A 1% increase or decrease in the applicable index rate would result in a corresponding interest expense increase or decrease of $0.5 million per year.

The Company had no derivative instruments at October 18, 2003.

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

As of October 18, 2003, the Company evaluated the effectiveness of the design and operation of its Disclosure Controls pursuant to Rule 15d-15 of the Exchange Act. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO"), the Chief Financial Officer ("CFO"). This evaluation resulted in the identification of certain material weaknesses in the Company's Internal Controls primarily related to: (a) a lack of consistent understanding and compliance with Company's policies and procedures, (b) the lack of stable financial management and accounting staff and (c) a lack of segregation of duties.

While the Company is continuing in the process of implementing a more efficient and reliable system of Disclosure Controls several steps have been already taken to improve its internal controls. The Company has implemented and fully staffed a sales audit function, has increased its internal audit staffing and increased the number of field audits performed, has implemented extensive training of its field personnel in the use of the Company's point of sale (POS) accounting system, has made enhancements to limit field access to changes to certain POS system charges, has centralized certain activities previously performed in the field and has increased the quantity and quality of its accounting personnel. In addition, the Company has instituted interim compensating controls and procedures to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported to its senior management. These interim compensating controls and procedures include, but are not necessarily limited to, (i) communicating a tone from senior management regarding the proper conduct in these matters, (ii) improving accounting policies and procedures, (iii) increasing divisional financial staff accountability to ensure field adherence to financial policies and internal controls and (iv) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of the Company's Disclosure Controls, including establishing an informal Disclosure Committee consisting of internal and external professionals with financial, legal and operational expertise.

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

The Company's Disclosure Controls, including the Company's Internal Controls, are designed to provide a reasonable level of assurance that the stated objectives are met. The Company's management, including the CEO and CFO, does not expect that the Company's Disclosure Controls or Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of the annual report) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting other than the continuing impact of the corrective actions discussed above.


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

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits required by Item 601 of Regulation S-K:

     31.1 CFO Section 302 certifications.

     31.2 CEO Section 302 certifications.

     32   CEO and CFO Section 906 certifications.

b.   Reports on Form 8-K:

     On July 3, 2003, the Company filed a Current Report on Form 8-K reporting that it had received a limited waiver of non-compliance from its lenders under the Credit Agreement through July 31, 2003.


ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LPA HOLDING CORP.

Dated December 1, 2003                        /s/ Neil P. Dyment
                                              ---------------------------------
                                              By:  Neil P. Dyment

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


                                             LA PETITE ACADEMY, INC.

Dated December 1, 2003                       /s/ Neil P. Dyment
                                             -----------------------------------
                                             By:  Neil P. Dyment

                                             Chief Financial Officer and duly
                                             authorized representative of the
                                             registrant