Form 10-K/A
period 2003-06-28
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2004-02-06
CIK 1062774, 901116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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
                                                                                   Stock (par value,
                                                                                   $0.01 per share)

                                EXPLANATORY NOTE

LPA Holding Corp. and La Petite Academy (the "Registrants") are filing this Amendment No. 1 on Form 10-K/A (the "Amendment No. 1") in response to management determining, subsequent to filing of the Registrants' Form 10-K for the fiscal year ended June 28, 2003 that was originally filed on September 25, 2003 (the "Original 10-K Filing") that it had incorrectly accounted for the accretion of the Series A 12% redeemable preferred stock. In connection with the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"), on June 29, 2003, the Company determined that it should have been recognizing the accretion of the Series A 12% mandatorily redeemable preferred stock using the effective interest method rather than the straight-line method. Additionally, the Company determined that it should have classified the change in bank overdrafts as a financing activity in the consolidated statements of cash flows. Accordingly, this Amendment No. 1 reflects the following:

         The restatement of the Registrants' consolidated balance sheets as of June 28, 2003 and June 29, 2002 and consolidated statements of cash flows and stockholders' deficit for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001 contained in Item 8 for the adjustments noted above (as described more fully in Note 16 to the consolidated financial statements).

The Company has corrected typographical and grammatical errors in the Original 10-K Filing and provided clarifying language to the Basis of Presentation section in Note 2.

For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-K Filing. This Amendment No. 1 continues to speak as of the date of the Original 10-K Filing, and the Registrants have not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Registrants' periodic reports filed with the SEC subsequent to the date of the Original 10-K Filing.

LPA HOLDING CORP.

INDEX

                                                                                      PAGE
                                                                                      ----
PART I.

Item 1.     Business                                                                    5

Item 2.     Properties                                                                 12

Item 3.     Legal Proceedings                                                          14

Item 4.     Submission of Matters to a Vote of Security Holders                        14

PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters      15

Item 6.     Selected Financial Data                                                    16

Item 7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                   18

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                 29

Item 8.     Financial Statements and Supplementary Data                                29

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                     54

Item 9A.    Controls and Procedures                                                    54

PART III.

Item 10.    Directors and Executive Officers of the Registrant                         56

Item 11.    Executive Compensation                                                     60

Item 12.    Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters                                         63

Item 13.    Certain Relationships and Related Transactions                             65

PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K            66

SIGNATURES                                                                             77

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

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS OF DOLLARS)

The following selected financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this annual report on Form 10-K/A.

                                                52 WEEKS       52 WEEKS      52 WEEKS      52 WEEKS      44 WEEKS
                                                 ENDED          ENDED         ENDED          ENDED        ENDED
                                                JUNE 28,       JUNE 29,      JUNE 30,       JULY 1,      JULY 3,
                                                  2003           2002        2001 (a)        2000        1999 (a)
INCOME STATEMENT DATA
Revenue                                        $ 390,165      $ 391,205     $ 384,924     $ 371,265     $ 281,307

Operating expenses, exclusive of
    restructuring charges and asset
    impairments                                  376,520        388,871       374,051       359,382       266,032
    Restructuring charges (b)                      4,908          3,208         2,455         7,705           110
    Asset impairments (c)                          3,057         57,436
                                               ---------      ---------     ---------     ---------     ---------
Total operating expenses                         384,485        449,515       376,506       367,087       266,142
                                               ---------      ---------     ---------     ---------     ---------
Operating (loss) income                            5,680        (58,310)        8,418         4,178        15,165
Interest expense (d)                              21,509         21,902        20,487        20,880        16,144
Interest income                                     (127)          (204)          (85)         (163)         (153)
                                               ---------      ---------     ---------     ---------     ---------
Loss before income taxes                         (15,702)       (80,008)      (11,984)      (16,539)         (826)
Provision (benefit) for income
    taxes                                            246         (3,236)       16,204        (5,453)          579
                                               ---------      ---------     ---------     ---------     ---------
Net loss                                         (15,948)       (76,772)      (28,188)      (11,086)       (1,405)

Other comprehensive income (loss):
    Derivative adjustments, net                                                   492
    Amounts reclassified into operations             (86)           (85)         (161)
                                               ---------      ---------     ---------     ---------     ---------
Comprehensive loss                             $ (16,034)     $ (76,857)    $ (27,857)    $ (11,086)    $  (1,405)
                                               =========      =========     =========     =========     =========
BALANCE SHEET DATA (AT END OF PERIOD)
Total assets                                   $  78,089      $  91,568     $ 148,665     $ 165,935     $ 171,927
Total long-term debt and capital lease
    obligations                                  197,908        196,963       193,211       182,319       187,999

Preferred stock (as restated) (g)                 86,117         75,649        52,623        45,833        28,600
Stockholders' deficit (as restated) (g)         (269,411)      (243,654)     (158,771)     (124,123)     (110,885)
OTHER DATA
Cash flows from operating activities (as
    restated) (g)                                   (120)         4,401         3,450         3,464        10,802
Cash flows from investing activities              (4,107)        (8,791)      (14,313)       (7,828)      (19,148)
Cash flows from financing activities (as
    restated) (g)                                 (2,339)        15,068        12,269         3,800         6,050
Depreciation and amortization                     10,372         14,664        14,966        16,179        12,821
Capital expenditures                               5,594          9,629        14,502        20,899        31,610
Proceeds from sale of assets                       1,487            838           189        23,432        12,462
Ratio of earnings to fixed charges (e)                (e)            (e)           (e)           (e)           (e)
Academies at end of period                           648            715           734           752           743
FTE utilization during the period (f)                 62%            63%           63%           63%           65%

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

g) The preferred stock and stockholders' deficit balances, as well as the cash flows from operating and financing activities, have been restated for all periods presented in the table. See Note 16 to the consolidated financial statements included at Item 8 for detail on the restatement.

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

2003 COMPARED TO 2002 RESULTS (IN THOUSANDS OF DOLLARS)

                                                   52 WEEKS ENDED               52 WEEKS ENDED
                                                    JUNE 28, 2003                JUNE 29, 2002
                                              ------------------------     ------------------------
                                                            Percent of                   Percent of
                                                Amount        Revenue        Amount        Revenue
                                              ---------     ---------      ---------     ---------
Revenue                                       $ 390,165        100.0%      $ 391,205        100.0%

Operating expenses:
   Salaries, wages and benefits                 214,414         55.0         215,572         55.1
   Facility lease expense                        45,652         11.7          45,554         11.6
   Depreciation and amortization                 10,372          2.7          14,664          3.7
   Restructuring charge                           4,908          1.3           3,208          0.8
   Asset impairments                              3,057          0.8          57,436         14.7
   Provision for doubtful accounts                2,802          0.7           2,951          0.8
   Other                                        103,280         26.5         110,130         28.2
                                              ---------        -----       ---------        -----
Total operating expenses                        384,485         98.5         449,515        114.9
                                              ---------        -----       ---------        -----
Operating income (loss)                       $   5,680          1.5%      $ (58,310)       -14.9%
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

Operating revenue. Operating revenue decreased $1.0 million or 0.3% during the 2003 year as compared to the 2002 year. The operating revenue decrease is the result of a $16.6 million reduction in operating revenue at closed schools offset by a $12.9 million increase at established schools, a $2.4 million increase at new schools and a $0.3 million increase in other revenue. Tuition revenue at established schools increased 2.7% during the 2003 year as compared to the 2002 year. The increase in tuition revenue reflects an increase in the average weekly FTE tuition rates of 5.4% offset by a decrease in full time equivalent (FTE) attendance of 2.7%.

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

2002 COMPARED TO 2001 RESULTS (IN THOUSANDS OF DOLLARS)

                                                    52 WEEKS ENDED               52 WEEKS ENDED
                                                    JUNE 29, 2002                 JUNE 30, 2001
                                              -------------------------     ------------------------
                                                             Percent of                   Percent of
                                                Amount         Revenue        Amount        Revenue
                                              ----------     ---------      ---------     ---------
Revenue                                       $  391,205        100.0%      $ 384,924        100.0%

Operating expenses:
   Salaries, wages and benefits                  215,572         55.1         216,297         56.2
   Facility lease expense                         45,554         11.6          44,815         11.6
   Depreciation and amortization                  14,664          3.7          14,966          3.9
   Restructuring charges                           3,208          0.8           2,455          0.6
   Asset impairments                              57,436         14.7               0          0.0
   Provision for doubtful accounts                 2,951          0.8           4,665          1.2
   Other                                         110,130         28.2          93,308         24.2
                                              ----------        -----       ---------        -----
Total operating expenses                         449,515        114.9         376,506         97.8
                                              ----------        -----       ---------        -----
Operating income (loss)                       $  (58,310)       -14.9%      $   8,418          2.2%
                                              ==========        =====       =========        =====

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

Cash flows used for operating activities were $0.1 million during the 2003 year compared to cash flows provided by operating activities of $4.4 million during the 2002 year. The $4.5 million decrease in cash flows from operations was mainly due to increased restricted cash investments of $1.3 million and increased working capital amounts of $8.2 million, offset by a $5.0 million decrease in net losses, net of non-cash charges. Restricted cash investments represent cash deposited in an escrow account as security for the self-insured portion of the Company's workers compensation and automobile insurance coverage.

Cash flows used for investing activities were $4.1 million during the 2003 year as compared to $8.8 million during the 2002 year. The $4.7 million decrease was due to a $4.0 million decrease in capital expenditures and a $0.7 million increase in proceeds from sale of assets.

Cash flows used for financing activities were $2.3 million during the 2003 year compared to cash flows from financing activities of $15.1 million during the 2002 year. The $17.4 million decrease in cash flows for financing activities was due to a $2.2 million decrease in net borrowings under the revolving credit agreement, a $1.2 million increase in repayments of debt and capital lease obligations, and a $14.3 million decrease in proceeds from the issuance of redeemable preferred stock and warrants, offset by a $0.3 million decrease in deferred financing costs.

Cash flows from operating activities were $4.4 million during the 2002 year as compared to $3.5 million during the 2001 year. The $0.9 million increase in cash flows from operations was due to $8.3 million in decreased working capital amounts offset by increased restricted cash investments of $3.6 million and $3.8 million increase in net losses, net of non-cash charges. Restricted cash investments represent cash deposited in an escrow account as security for the self-insured portion of the Company's workers compensation and automobile insurance coverage.

Cash flows used for investing activities were $8.8 million during the 2002 year as compared to $14.3 million during the 2001 year. The $5.5 million decrease was due to a $4.9 million decrease in capital expenditures and a $0.6 million increase in proceeds from sale of assets.

Cash flows from financing activities were $15.1 million during the 2002 year compared to $12.3 million during the 2001 year. The $2.8 million increase in cash flows from financing activities was principally due to a $15.0 million increase in proceeds from the issuance of Series B preferred stock and warrants partially offset by an $8.8 million reduction in net borrowings under the revolving credit agreement, a $0.7 million increase in deferred financing costs and a $2.7 million increase in bank overdrafts related to the timing of monthly expense payments. During the 2003 year, the Company opened four Residential-based Academies, one Residential-based Academy annex, and one Employer-based Academy. Employer-based Academies are generally operated in facilities provided by the employer.

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

                                                               Fiscal  Year
                        --------------------------------------------------------------------------------------
                          Total         2004         2005        2006        2007        2008       Thereafter
                          -----         ----         ----        ----        ----        ----       ----------
Long-term debt          $179,494      $  1,000     $ 5,500     $27,994                $ 145,000
Revolving credit
   facility               19,094                                19,094
Capital lease
   obligations             1,819         1,499         318           2
Operating leases         186,198        41,332      34,506      29,603      20,325       14,279         46,153
Letters of credit          5,905         5,905
Severance
   agreement(a)              905           200         200         200         200          105
                        --------      --------     -------     -------     -------    ---------     ----------
                        $392,510      $ 49,736     $40,324     $76,693     $20,325    $ 159,279     $   46,153
                        ========      ========     =======     =======     =======    =========     ==========

(a) Commitments under a Separation Agreement the Company's former Chief Executive Officer and President entered into on December 11, 2002.

Over each of the past three years, the Company has experienced significant losses before taxes. In addition, the Company had a working capital deficit and a stockholders' deficit as of June 28, 2003. These losses resulted in repeated instances where the Company was not in compliance with its financial covenants and required multiple equity investments by LPA and other electing stockholders to enable it to meet is financial obligations as they came due and provide adequate liquidity to operate the business. Management has instituted a series of plans and actions designed to improve the Company's operating results and cash flow and to strengthen the Company's financial position. These plans included cost reductions resulting from continued academy closures and personnel reductions, as well as targeted reductions in certain overhead costs and optimization of the Company's real estate portfolio. Management is continuing to identify opportunities to maximize revenue and reduce costs and believes that implementation of plans to improve operations and cash flows, coupled with the amendment of the financial covenants contained in the credit agreement and the additional contingent equity commitments up to $13.8 million provided by LPA and certain of the other stockholders of Parent, will allow the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company's lenders will waive any future violations of the Credit Agreement that may occur or agree to future amendments of the Credit Agreement. There also can be no assurance that the Company can obtain additional funding from Parent beyond that as noted above or any other external source.

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements of interim or financial periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to the issuance of FIN 45. Because the Company has no guarantees, the Company believes that the adoption of the recognition provisions of FIN 45 will not have a material effect on its financial condition, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51", with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any relationships with variable interest entities and therefore does not believe that the adoption of FIN 46 will not have an impact on its financial condition, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

         Independent Accountants' Report

         Consolidated Balance Sheets as of June 28, 2003 and June 29, 2002, as restated

         Consolidated Statements of Operations and Comprehensive Loss for the 52 weeks ended June 28, 2003, June 29, 2002, and June 30, 2001

         Consolidated Statements of Stockholders' Deficit for the 52 weeks ended June 28, 2003, June 29, 2002, and June 30, 2001, as restated

         Consolidated Statements of Cash Flows for the 52 weeks ended June 28, 2003, June 29, 2002, and June 30, 2001, as restated

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

As discussed in Note 16, the accompanying financial statements, as well as the related financial statement schedules, have been restated.

Deloitte & Touche LLP

Chicago, Illinois
September 22, 2003
(December 2, 2003 as to the effects of the restatement discussed in Note 16)

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                               JUNE 28,         JUNE 29,
                                                                 2003             2002
                                                             ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                $      9,526     $     16,092
    Restricted cash investments                                     7,993            3,516
    Accounts and notes receivable, (net of allowance for
       doubtful accounts of $496 and $914, respectively)           11,024           11,225
    Supplies inventory                                              3,075            2,955
    Other prepaid expenses                                            905            1,517
    Refundable taxes                                                   56              528
                                                             ------------     ------------
         Total current assets                                      32,579           35,833

Property and equipment, at cost:
    Land                                                            5,442            5,168
    Buildings and leasehold improvements                           66,920           74,137
    Furniture and equipment                                        11,901           16,151
    Construction in progress                                                         2,794
                                                             ------------     ------------
                                                                   84,263           98,250
    Less accumulated depreciation                                  46,149           52,189
                                                             ------------     ------------
         Property and equipment, net                               38,114           46,061

Other assets (Note 3)                                               7,396            9,674
                                                             ------------     ------------
Total assets                                                 $     78,089     $     91,568
                                                             ============     ============

                                                                   (continued)

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           JUNE 28,         JUNE 29,
                                                                            2003             2002
                                                                        (AS RESTATED,    (AS RESTATED,
                                                                         SEE NOTE 16)     SEE NOTE 16)
                                                                        -------------    -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Overdrafts due banks                                                $       3,055    $       4,491
    Accounts payable                                                            8,445            8,069
    Current maturities of long-term debt and capital lease
    obligations (Note 4)                                                        2,499            2,150
    Accrued salaries, wages and other payroll costs                            17,954           17,450
    Accrued insurance liabilities                                               5,141            2,471
    Accrued property and sales taxes                                            4,313            4,053
    Accrued interest payable                                                    1,982            2,119
    Reserve for closed academies                                                2,137            1,833
    Other current liabilities                                                   6,548            8,754
                                                                        -------------    -------------
         Total current liabilities                                             52,074           51,390

Long-term liabilities:
    Long-term debt and capital lease obligations (Note 4)                     197,908          196,963
    Other long-term liabilities (Note 5)                                       11,401           11,220
                                                                        -------------    -------------
         Total long-term liabilities                                          209,309          208,183

Series A 12% mandatorily redeemable preferred stock                            69,378           60,422
    ($0.01 par value per share); 45,000 shares authorized, issued and outstanding as of June 28, 2003 and June 29, 2002; aggregate liquidation preference of $77.2 million and $68.8 million, respectively

Series B 5% convertible redeemable participating preferred stock               16,739           15,227
    ($0.01 par value per share); 13,645,000 shares authorized,
    7,241,490 and 6,899,724 shares issued and outstanding as of June
    28, 2003 and June 29, 2002, respectively; aggregate liquidation preference of $16.7 million and $15.2 million, respectively

Stockholders' deficit:
    Class A common stock ($0.01 par value per share); 17,500,000                    8                6
    shares authorized: 773,403 and 564,985 shares issued and
    outstanding as of June 28, 2003 and June 29, 2002, respectively.

    Class B common stock ($0.01 par value per share); 20,000 shares authorized, issued and outstanding as of June 28, 2003 and June
    29, 2002
    Common stock warrants                                                       8,596            8,596
    Accumulated other comprehensive income                                        160              246
    Accumulated deficit                                                      (278,175)        (252,502)
                                                                        -------------    -------------
         Total stockholders' deficit                                         (269,411)        (243,654)
                                                                        -------------    -------------
Total liabilities and stockholders' deficit                             $      78,089    $      91,568
                                                                        =============    =============

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(IN THOUSANDS OF DOLLARS)

                                                    52 WEEKS      52 WEEKS       52 WEEKS
                                                     ENDED         ENDED          ENDED
                                                    JUNE 28,      JUNE 29,       JUNE 30,
                                                      2003          2002           2001
                                                   ----------    ----------     ---------
Revenue                                            $  390,165    $  391,205     $ 384,924

Operating expenses:
    Salaries, wages and benefits                      214,414       215,572       216,297
    Facility lease expense                             45,652        45,554        44,815
    Depreciation and amortization                      10,372        14,664        14,966
    Restructuring charges (Note 12)                     4,908         3,208         2,455
    Asset impairments (Note 13)                         3,057        57,436
    Provision for doubtful accounts                     2,802         2,951         4,665
    Other                                             103,280       110,130        93,308
                                                   ----------    ----------     ---------
Total operating expenses                              384,485       449,515       376,506
                                                   ----------    ----------     ---------

Operating income (loss)                                 5,680       (58,310)        8,418

Interest expense                                       21,509        21,902        20,487
Interest income                                          (127)         (204)          (85)
                                                   ----------    ----------     ---------
        Net interest expense                           21,382        21,698        20,402
                                                   ----------    ----------     ---------

Loss before income taxes                              (15,702)      (80,008)      (11,984)
Provision (benefit) for income taxes                      246        (3,236)       16,204
                                                   ----------    ----------     ---------
Net loss                                              (15,948)      (76,772)      (28,188)
                                                   ----------    ----------     ---------

Other comprehensive income (loss):
    Derivative adjustments, net                                                       492
    Amounts reclassified into operations                  (86)          (85)         (161)
                                                   ----------    ----------     ---------
        Total other comprehensive income (loss)           (86)          (85)          331
                                                   ----------    ----------     ---------
Comprehensive loss                                 $  (16,034)   $  (76,857)    $ (27,857)
                                                   ==========    ==========     =========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(IN THOUSANDS OF DOLLARS)

                                               CLASS A AND B
                                               -------------
                                               COMMON STOCK
                                               ------------                                     ACCUMULATED           TOTAL
                                          NUMBER                               ACCUMULATED     OTHER COMPRE-      STOCKHOLDERS'
                                         OF SHARES     AMOUNT     WARRANTS       DEFICIT       HENSIVE INCOME        DEFICIT
                                         ---------     ------     --------     -----------     --------------     -------------
Balance, July 1, 2000 (as                 584,985      $    6     $  8,596     $  (132,725)                           $(124,123)
restated, see Note 16)
                                         ========      ======     ========     ===========     ==============     =============

Derivative adjustments, net                                                                               492               492

Amounts reclassified into operations                                                                     (161)             (161)

Preferred stock dividend                                                            (6,791)                              (6,791)
and accretion (as
restated, see Note 16)
Net loss                                                                           (28,188)                             (28,188)
                                         --------      ------     --------     -----------     --------------     -------------
Balance, June 30, 2001                    584,985           6        8,596        (167,704)               331          (158,771)
(as restated, see Note 16)
                                         ========      ======     ========     ===========     ==============     =============

Amounts reclassified into operations                                                                      (85)              (85)

Preferred stock dividend                                                            (8,026)                              (8,026)
and accretion (as
restated, see Note 16)
Net loss                                                                           (76,772)                             (76,772)
                                         --------      ------     --------     -----------     --------------     -------------
Balance, June 29, 2002                    584,985           6        8,596        (252,502)               246          (243,654)
(as restated, see Note 16)
                                         ========      ======     ========     ===========     ==============     =============

Amounts reclassified into operations                                                                      (86)              (86)

Exercise of stock options                 208,418           2                                                                 2

Preferred stock dividend                                                            (9,725)                              (9,725)
and accretion (as
restated, see Note 16)
Net loss                                                                           (15,948)                             (15,948)
                                         --------      ------     --------     -----------     --------------     -------------
Balance, June 28, 2003                    793,403      $    8     $  8,596     $  (278,175)    $          160     $    (269,411)
(as restated, see Note 16)
                                         ========      ======     ========     ===========     ==============     =============


See notes to consolidated financial statements

LPA HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                           52 WEEKS         52 WEEKS         52 WEEKS
                                                            ENDED             ENDED            ENDED
                                                         JUNE 28, 2003    JUNE 29, 2002    JUNE 30, 2001
                                                         (AS RESTATED,    (AS RESTATED,    (AS RESTATED,
                                                          SEE NOTE 16)     SEE NOTE 16)     SEE NOTE 16)
                                                         -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $     (15,948)   $     (76,772)   $     (28,188)
  Adjustments to reconcile net loss to net cash from
    operating activities
   Asset impairments                                             3,057           57,436
   Restructuring charges                                         4,908            3,208            2,455
   Depreciation and amortization                                10,372           14,664           14,966
   Loss on sales and disposals of property and equipment            90               29               93
   Deferred income taxes                                                                          16,520
   Other non cash items                                          1,925              867           (2,575)
  Changes in assets and liabilities:
   Restricted cash investments                                  (4,477)          (3,154)             475
   Accounts and notes receivable                                   201              595           (2,370)
   Supplies inventory                                             (120)           3,391              781
   Other prepaid expenses                                          612            1,438            2,641
   Refundable taxes                                                472               53             (471)
   Accounts payable                                                376              621             (825)
   Accrued salaries, wages and other payroll costs               1,210              235            1,561
   Accrued property and sales taxes                                260              246              176
   Accrued interest payable                                       (137)            (108)            (341)
   Other current liabilities                                    (2,206)           2,171              613
   Accrued insurance liabilities                                 2,861            2,177              986
   Reserve for closed academies                                 (3,268)          (3,238)          (3,645)
   Other changes in assets and liabilities, net                   (308)             542              598
                                                         -------------    -------------    -------------
         Net cash (used for) provided by operating
          activities                                              (120)           4,401            3,450
                                                         -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          (5,594)          (9,629)         (14,502)
  Proceeds from sale of assets                                   1,487              838              189
                                                         -------------    -------------    -------------
         Net cash used for investing activities                 (4,107)          (8,791)         (14,313)
                                                         -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt and capital lease obligations               (3,083)          (1,917)          (1,900)
  Net borrowings under the Revolving Credit Agreement            1,931            4,164           13,000
  Deferred financing costs                                        (496)            (745)
  Proceeds from issuance of common stock, redeemable
   preferred stock and warrants, net of expenses                   745           15,000

  Overdrafts due bank                                           (1,436)          (1,434)           1,169
                                                         -------------    -------------    -------------
         Net cash (used for) provided by financing
          activities                                            (2,339)          15,068           12,269
                                                         -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (6,566)          10,678            1,406
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                16,092            5,414            4,008
                                                         -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $       9,526    $      16,092    $       5,414
                                                         =============    =============    =============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest (net of amounts capitalized)                 $      19,585    $      19,917    $      20,866
   Income taxes                                                    138              184              160

  Non-cash investing and financing activities:
   Capital lease obligations                                     1,400              801            1,793

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - Over each of the past three years, the Company has experienced significant losses before taxes. In addition, as shown in the accompanying financial statements as of June 28, 2003, the Company has a working capital deficit and a stockholders' deficit. These losses resulted in repeated instances where the Company was not in compliance with its financial covenants and required multiple equity investments by LPA and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business. Management has instituted a series of plans and actions designed to improve the Company's operating results and cash flow and to strengthen the Company's financial position. These plans included cost reductions resulting from continued academy closures and personnel reductions, as well as targeted reductions in certain overhead costs and optimization of the Company's real estate portfolio. Management is continuing to identify opportunities to maximize revenue and reduce costs and believes that implementation of their plans to improve operations and cash flows, coupled with the amendment of the financial covenants contained in the credit agreement and the additional contingent equity commitments up to $13.8 million provided by LPA and certain of the other stockholders of Parent, will allow the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company's lenders will waive any future violations of the Credit Agreement that may occur or agree to future amendments of the Credit Agreement. There also can be no assurance that the Company can obtain additional funding from LPA beyond that as noted above or any other external source.

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

         STOCK-BASED COMPENSATION - The Company accounts for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25 that requires compensation cost to be recognized based on the excess, if any, between the market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company has disclosed the pro forma net income (loss) determined under the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS) No. 123.

         The weighted average fair value at date of grant for options granted during fiscal year 2003 was $0.00. There were no options granted in fiscal 2002. Had compensation cost for these options been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," it would not have had a material effect on the Company's results of operations. The Company is privately owned and there is no market for its stock. The estimated compensation element is based on the time value of money at the U.S. Treasury rates assuming that the value of the stock will be at least equal to the grant price when fully exercisable. The estimated compensation expense is assumed to be amortized over the vesting periods.

         SEGMENT REPORTING - The Company has determined that it currently operates entirely in one segment.

         DERIVATIVE FINANCIAL INSTRUMENTS - Effective July 2, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the effective portion of the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Changes in fair value of derivative instruments that do not meet hedge accounting criteria are recorded as a component of current operations. The deferred gains or losses are reflected on the balance sheet in other current and noncurrent liabilities or assets. Upon early termination of a financial instrument, gains or losses are deferred and amortized as adjustments to the hedged asset or liability, as it affects the income statement, over the period covered by the terminated financial instrument.

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

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements of interim or financial periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to the issuance of FIN
         45. Because the Company has no guarantees, the Company believes that adoption of the recognition provisions of FIN 45 will not have a material effect on its financial condition, results of operations or cash flows.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51", with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any relationships with variable interest entities and therefore does not believe that the adoption of FIN 46 will have an impact on its financial condition, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that certain instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that the adoption of SFAS No. 150 will impact the classification of its Series A preferred stock and will require that accrued dividends and accretion related to these shares be classified as interest expense rather than a charge to accumulated deficit.

         RECLASSIFICATIONS - Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

3.       OTHER ASSETS

         (in thousands of dollars)

                            JUNE 28,     JUNE 29,
                              2003         2002
                            ---------    ---------
Deferred financing costs    $  10,010    $   9,514
Accumulated amortization       (5,501)      (4,342)
                            ---------    ---------
                                4,509        5,172
Other                           2,887        4,502
                            ---------    ---------
                            $   7,396    $   9,674
                            =========    =========

4.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         (in thousands of dollars)

                                                 JUNE 28,    JUNE 29,
                                                   2003        2002
                                                 --------    --------
Senior Notes, 10.0% due May 15, 2008 (a)         $145,000    $143,954
Borrowings under credit agreement (b)              53,588      53,414
Capital lease obligations                           1,819       1,745
                                                 --------    --------
                                                  200,407     199,113
Less current maturities of long-term debt
 and capital lease obligations                     (2,499)     (2,150)
                                                 --------    --------
                                                 $197,908    $196,963
                                                 ========    ========

a) The Senior Notes mature on May 15, 2008. Interest is payable semi-annually on May 15 and November 15 of each year. Commencing May 15, 2003, the Senior Notes are redeemable at various redemption prices at Parent and La Petite's option. The Senior Notes are joint and several obligations of Parent and its 100% owned subsidiary, La Petite, as co-issuers, and are fully and unconditionally guaranteed on a joint and several basis by all of La Petite's 100% owned subsidiaries, namely, Bright Start and Services. Parent has no independent assets or operations. The Senior Notes contain certain covenants that, among other things, limit La Petite's ability to incur additional debt, pay cash dividends to Parent, transfer or sell assets, incur liens, enter into transactions with affiliates and merge with or into, consolidate with or transfer all or substantially of its assets to, other persons. In addition, the Senior Notes limit Parent's ability to merge with or into, consolidate with or transfer all or substantially all of its assets to, other persons. Except for these provisions in the Senior Notes and the provisions in the Credit Agreement described in the next paragraph, there are no restrictions on the ability of Parent or La Petite to obtain funds from its subsidiaries by dividend or loan.

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

                  As of June 28, 2003, the Credit Agreement had a maturity date of May 2006 and principal payments due under the term loan are $1.0 million in fiscal year 2004, $5.5 million in fiscal year 2005, and $28.0 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentage of excess cash flow (as defined). At June 28, 2003 there was $19.1 million outstanding on the revolver, and outstanding letters of credit in an aggregate amount equal to $5.9 million.

         Scheduled maturities and mandatory prepayments of long-term debt and capital lease obligations during the five years subsequent to June 28, 2003, adjusted for the impact of the amendment of the Credit Agreement, are as follows (in thousands of dollars):

                           CAPITAL LEASES
                       ---------------------    LONG-TERM
FISCAL YEAR ENDING:    COMPUTERS    VEHICLES      DEBT         TOTAL
2004                   $     598    $    901    $   1,000    $  2,499
2005                          11         307        5,500       5,818
2006                           2                   47,088      47,090
2007
2008                                              145,000     145,000
2009 and thereafter
                       ---------    --------    ---------    --------
                       $     611    $  1,208    $ 198,588    $200,407
                       =========    ========    =========    ========

5.       OTHER LONG-TERM LIABILITIES
         (in thousands of dollars)

Unfavorable leases (a)                  $     831     $   1,111
Reserve for closed schools (b)              2,329         2,765
Deferred severance (c)                        705
Long-term insurance liabilities (d)         7,536         7,344
                                        ---------     ---------
                                        $  11,401     $  11,220
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

(c) On December 11, 2002, the Company entered into a Separation Agreement with the Company's former Chief Executive Officer and President. The long-term portion of the Company's total contractual obligations pursuant to the Separation Agreement is $0.7 million as of June 28, 2003.

(d) Long-term insurance liabilities reflect the Company's obligation for reported but not paid, and incurred but not reported, workers' compensation, auto and general liability claims.

6.       INCOME TAXES

         The provision (benefit) for income taxes recorded in the Consolidated Statements of Operations and Comprehensive Loss consisted of the following (in thousands of dollars):

             52 WEEKS      52 WEEKS    52 WEEKS
              ENDED         ENDED        ENDED
             JUNE 28,      JUNE 29,    JUNE 30,
               2003         2002         2001
             --------     ---------    ---------
Current:
 Federal     $     46     $  (3,412)   $    (503)
 State            200           176          187
             --------     ---------    ---------
  Total           246        (3,236)        (316)
             --------     ---------    ---------
Deferred:
 Federal                                  13,834
 State                                     2,686
             --------     ---------    ---------
  Total                                   16,520
             --------     ---------    ---------
             $    246     $  (3,236)   $  16,204
             ========     =========    =========

         A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands of dollars):

                                                  52 WEEKS    52 WEEKS    52 WEEKS
                                                    ENDED       ENDED       ENDED
                                                   JUNE 28,    JUNE 29,    JUNE 30,
                                                    2003        2002        2001
                                                  ---------   ---------   ---------
Expected tax benefit at federal statutory
  rate of 35%                                     $  (5,495)  $ (28,003)  $  (4,195)
State income tax benefit, net of federal income
  tax effect                                           (879)     (4,480)       (671)
Goodwill amortization and impairment                             22,593       1,315
Tax credits                                            (154)       (526)     (1,222)
Valuation allowance adjustment                        6,316       6,255      20,870
Other                                                   458         925         107
                                                  ---------   ---------   ---------
Total                                             $     246   $  (3,236)  $  16,204
                                                  =========   =========   =========

         Deferred income taxes result from differences between the financial reporting and income tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects at June 28, 2003 and June 29, 2002 are estimated as follows (in thousands of dollars):

                                             JUNE 28,      JUNE 29,
                                              2003           2002
                                           -----------    ----------
Current deferred taxes:
 Accruals not currently deductible         $     6,280    $    5,493
 Supplies                                       (1,078)       (1,100)
 Prepaids and other                                249           122
                                           -----------    ----------
  Gross current deferred tax assets              5,451         4,515
Noncurrent deferred taxes:
 Unfavorable leases                                337           451
 Insurance reserves                              3,059         2,982
 Reserve for closed academies                      946         1,123
 Operational losses and tax credit carry        14,656         8,975
 forwards
 Property and equipment                          7,472         7,784
 Intangible assets                                 264           363
 Original issue discount                           899           992
 Derivative financial instruments                 (257)         (425)
 Other                                             614           365
                                           -----------    ----------
  Gross noncurrent deferred tax assets          27,990        22,610
                                           -----------    ----------
Total gross deferred tax assets                 33,441        27,125
  Less valuation allowance                     (33,441)      (27,125)
                                           -----------    ----------
Net deferred tax assets                    $              $
                                           ===========    ==========

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

         Aggregate minimum future rentals payable under facility leases as of June 28, 2003 were as follows (in thousands of dollars):

Fiscal year ending:
2004                    $    41,332
2005                         34,506
2006                         29,603
2007                         20,325
2008                         14,279
2009 and thereafter          46,153
                        -----------
                        $   186,198
                        -----------

8.       REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

         The authorized stock of Parent as of June 28, 2003 consists of:

         (i) 45,000 shares of Series A 12% mandatorily redeemable preferred stock, $0.01 par value, (Series A preferred stock) all of which were issued and outstanding as of June 28, 2003 and June 29, 2002. The original carrying value of the preferred stock of $36.4 million is being accreted to its redemption value of $45.0 million on May 11, 2008. The Series A preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual Series A preferred stock dividend dates are added to the liquidation value. The liquidation value was $77.2 million and $68.8 million as of June 28, 2003 and June 29, 2002, respectively. Accrued dividends were $32.2 million and $23.8 million at June 28, 2003 and June 29, 2002, respectively. The Series A preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The Series A preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

         (ii) 13,645,000 shares of Series B 5% convertible participating redeemable preferred stock, $0.01 par value, (Series B preferred stock) of which 7,241,490 shares and 6,899,724 shares were issued and outstanding as of June 28, 2003 and June 29, 2002, respectively. The Series B preferred stock votes on an "as-converted" basis with the Class A common stock and is redeemable at the holders' option, at any time on or after May 11, 2009. Dividends at the rate of 5.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual preferred stock dividend dates are added to the liquidation value. The liquidation value was $16.7 million and $15.2 million as of June 28, 2003 and June 29, 2002, respectively. Accrued dividends were $1.0 million and $0.2 million at June 28, 2003 and June 29, 2002, respectively. The Series B preferred stock may be converted into shares of the Company Class A common stock at any time at the then applicable conversion price, as defined in the purchase agreement, and all shares will automatically convert into shares of the Company Class A common stock (i) upon an election to so convert by holders of a majority of the Series B preferred stock or (ii) immediately prior to the consummation of a qualified initial public offering of common stock. The conversion rate was $2.174 as of June 28, 2003. 13,645,000 shares of Class A common stock has been reserved for the conversion of the Series B preferred stock. The Series B preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

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

         The outstanding warrants of Parent as of June 28, 2003 consist of:

         (i) Warrants to purchase 64,231 shares of Class A common stock at a purchase price of $0.01 per share any time on or before May 11, 2008. The warrants were issued in connection with the sale of Series A preferred stock; the Company recognized discounts on the Series A preferred stock by allocating $8.6 million to the warrants representing the fair value of the warrants when issued.

         (ii) Warrants to purchase 562,500 shares of Class A common stock at a purchase price of $0.01 per share any time on or before May 11, 2009. The warrants were issued in connection with the sale of Series B preferred stock in fiscal year 2002. The Company did not recognize discounts on the Series B preferred stock, as the warrants had no fair value when issued.

         (iii) Warrants to purchase 1,692,423 shares of Class A common stock at a purchase price of $0.01 per share any time on or before May 11, 2009. The warrants were issued in connection with the commitment by LPA and other electing shareholders to purchase Series B preferred stock. The Company did not recognize discounts on the Series B preferred stock, as the warrants had no fair value when issued.

         Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to 6,669,734 shares of its Series B convertible preferred stock. In connection with such prospective issuance, Parent issued warrants to purchase 1,692,423 shares of its class A common stock, pro rata to each Electing Stockholder. All of the proceeds received by Parent from the issuance of the Series B preferred stock will be contributed to La Petite as common equity and are expected to be used by La Petite for general working capital and liquidity purposes.

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

         The 1995 Plan, the 1998 Plan, and the 1999 Plan were approved by the shareholders of Parent.

         Stock option transactions during the past three years have been as follows:

                                                     1998 PLAN              1998 PLAN
                                                --------------------   --------------------
                              1995 PLAN              TRANCHE A              TRANCHE B              1999 PLAN
                         --------------------   --------------------   --------------------   --------------------
                                    WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                         OPTIONS   AVG. PRICE   OPTIONS   AVG. PRICE   OPTIONS   AVG. PRICE   OPTIONS   AVG. PRICE
                         -------   ----------   -------   ----------   -------   ----------   -------   ----------
Options outstanding
   at July 1, 2000         3,963   $    21.22     9,900   $    66.92     4,800   $   133.83     4,400   $    66.92
                         -------   ----------   -------   ----------   -------   ----------   -------   ----------

     Granted                                    182,285   $    66.92
     Exercised
     Canceled                750   $    18.00     2,575   $    66.92     4,200   $   133.83       500   $    66.92
                         -------   ----------   -------   ----------   -------   ----------   -------   ----------
Options outstanding
   at June 30, 2001        3,213   $    21.97   189,610   $    66.92       600   $   133.83     3,900   $    66.92
                         -------   ----------   -------   ----------   -------   ----------   -------   ----------
     Granted
     Exercised
     Canceled                                    70,000   $    66.92
                         -------   ----------   -------   ----------   -------   ----------   -------   ----------
Options outstanding
   at June 29, 2002        3,213   $    21.97   119,610   $    66.92       600   $   133.83     3,900   $    66.92
                         -------   ----------   -------   ----------   -------   ----------   -------   ----------

     Granted                                    450,635   $     0.01
     Exercised                                  208,418   $     0.01
     Canceled                                   131,773   $    35.46
                         -------   ----------   -------   ----------   -------   ----------   -------   ----------
Options outstanding
   at June 28, 2003        3,213   $    21.97   230,054   $    14.49       600   $   133.83     3,900   $    66.92
                         =======   ==========   =======   ==========   =======   ==========   =======   ==========
Options exercisable
at June 28, 2003           3,213                 79,227                                         3,738
                         =======                =======                =======                =======
Options available for
grant at June 28, 2003                          271,512                 14,416                  6,100
                                                =======                =======                =======

                                   OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                           --------------------------------------    ------------------------
                                           WEIGHTED
                                           AVERAGE       WEIGHTED                   WEIGHTED
                                           REMAINING      AVERAGE                    AVERAGE
       RANGE OF              NUMBER       CONTRACTUAL    EXERCISE       NUMBER      EXERCISE
    EXERCISE PRICE         OUTSTANDING       LIFE          PRICE     EXERCISABLE      PRICE
---------------------------------------------------------------------------------------------
1995 Plan:
     $  18.00                   2,463      2.2 years     $  18.00        2,463      $   18.00
     $  35.00                     750      3.5 years     $  35.00          750      $   35.00
---------------------------------------------------------------------------------------------
     $  18.00 to $ 35.00        3,213      2.5 years     $  21.97        3,213      $   21.97
=============================================================================================

1998 Tranche A:
     $  66.92                  49,800      6.8 years     $  66.92       37,919      $   66.92
     $   0.01                 180,254      9.8 years     $   0.01       41,308      $    0.01
---------------------------------------------------------------------------------------------
     $  66.92                 230,054      7.7 years     $  14.49       79,227      $   32.03
=============================================================================================

1998 Tranche B
     $ 133.83                     600      4.9 years     $ 133.83
=============================================================================================

1999 Plan
     $  66.92                   3,900      6.1 years     $  66.92        3,738      $   66.92
=============================================================================================

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

Balance at July 1, 2000                    $    8,533
Reserves recorded in fiscal year 2001           2,455
Amount utilized in fiscal year 2001            (4,423)
                                           ----------
Balance at June 30, 2001                        6,565

Reserves recorded in fiscal year 2002           3,208
Amount utilized in fiscal year 2002            (5,175)
                                           ----------
Balance at June 29, 2002                        4,598

Reserves recorded in fiscal year 2003           7,788
Recoveries recorded in fiscal year 2003        (2,880)
Amount utilized in fiscal year 2003            (5,040)
                                           ----------
Balance at June 28, 2003                   $    4,466

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

14.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Following is a summary of amounts reported in the Company's Quarterly Reports on Form 10-Q.

                                     16 WEEKS     12 WEEKS     12 WEEKS    12 WEEKS
                                       ENDED        ENDED       ENDED        ENDED
        FISCAL YEAR 2003              OCTOBER      JANUARY      APRIL        JUNE
    IN THOUSANDS OF DOLLARS          19, 2002     11, 2003     5, 2003     28, 2003
                                     ---------    ---------    --------    ---------
Revenue                              $ 116,838    $  86,653    $ 93,546    $  93,128

Operating expenses:
  Salaries, wages and benefits          66,032       48,561      49,744       50,077
  Facility lease expense                13,961       10,633      10,680       10,378
  Depreciation and amortization          3,235        2,442       2,407        2,288
  Restructuring costs                    1,248          428       2,186        1,046
  Asset impairments                                                            3,057
  Provision for doubtful accounts          838          710         649          605
  Other                                 36,227       22,264      21,968       22,821
                                     ---------    ---------    --------    ---------
Total operating expenses               121,541       85,038      87,634       90,272
                                     ---------    ---------    --------    ---------
Operating income (loss)                 (4,703)       1,615       5,912        2,856

Interest expense                         6,711        5,013       4,977        4,808
Interest income                            (74)         (22)        (17)         (14)
                                     ---------    ---------    --------    ---------
      Net interest expense               6,637        4,991       4,960        4,794
                                     ---------    ---------    --------    ---------
Income (loss) before income taxes      (11,340)      (3,376)        952       (1,938)
Provision (benefit) for income
taxes                                       78          151          59          (42)
                                     ---------    ---------    --------    ---------
Net income (loss)                    $ (11,418)   $  (3,527)   $    893    $  (1,896)
                                     =========    =========    ========    =========

                                    16 WEEKS    12 WEEKS    12 WEEKS    12 WEEKS
                                      ENDED       ENDED       ENDED       ENDED
        FISCAL YEAR 2002             OCTOBER     JANUARY      APRIL       JUNE
  (IN THOUSANDS OF DOLLARS)         20, 2001    12, 2002     6, 2002    29, 2002
                                    ---------   ---------   ---------   ---------
Revenue                             $ 114,398   $  86,469   $  94,548   $  95,790

Operating expenses:
  Salaries, wages and benefits         65,100      47,390      51,329      51,753
  Facility lease expense               13,882      10,472      10,616      10,584
  Depreciation and amortization         4,541       3,424       3,391       3,308
  Restructuring charges                 1,160         349         429       1,270
  Asset impairments                                                        57,436
  Provision for doubtful accounts       1,052         725         714         460
  Other                                32,020      22,879      22,919      32,312
                                    ---------   ---------   ---------   ---------

Total operating expenses              117,755      85,239      89,398     157,123
                                    ---------   ---------   ---------   ---------

Operating income (loss)                (3,357)      1,230       5,150     (61,333)

Interest expense                        7,144       5,562       4,483       4,713
Interest income                           (85)        (16)        (40)        (63)
                                    ---------   ---------   ---------   ---------
      Net interest expense              7,059       5,546       4,443       4,650
                                    ---------   ---------   ---------   ---------

Income (loss) before income taxes     (10,416)     (4,316)        707     (65,983)
Benefit for income taxes                                       (3,236)
                                    ---------   ---------   ---------   ---------
Net income (loss)                   $ (10,416)  $  (4,316)  $   3,943   $ (65,983)
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

16.      RESTATEMENT

         Subsequent to the issuance of the Company's fiscal 2003 financial statements, the Company's management determined that it had incorrectly accounted for the accretion of the Series A preferred stock. In connection with the adoption of SFAS No. 150 on June 29, 2003, the Company determined that it should have been recognizing the accretion of the Series A preferred stock using the effective interest method rather than the straight-line method. The correction of the error resulted in total adjustments to Series A preferred stock and accumulated deficit of $3.4 million and $3.0 million as of June 28, 2003 and June 29, 2002, respectively. The Company has restated its June 28, 2003 and June 29, 2002 balance sheets and its statements of stockholders' deficit for each of the 52 weeks ended June 28, 2003, June 29, 2002 and June 30, 2001. The cumulative effects for periods prior to the 52 weeks ended in June 30, 2001 of approximately $1.5 million are reflected in the July 1, 2000 balance of accumulated deficit. This restatement item has no effect on statements of operations or cash flows or on total assets or total liabilities. A summary of the significant effects of the restatement is as follows:

                                   JUNE 28, 2003
                            ----------------------------
                            AS PREVIOUSLY        AS
                              REPORTED        RESTATED
                            -------------    -----------
Series A preferred stock    $      72,784    $    69,378
Accumulated deficit              (281,581)      (278,175)

                                   JUNE 29, 2002
                            ----------------------------
                            AS PREVIOUSLY        AS
                              REPORTED        RESTATED
                            -------------    -----------
Series A preferred stock    $      63,397    $    60,422
Accumulated deficit              (255,477)      (252,502)

The amount of accretion charged to accumulated deficit during the 52 weeks ended June 28, 2003, June 29, 2002, and June 30, 2001 has been reduced by $0.4 million, $0.7 million and $0.8 million, respectively.

In addition, the Company restated its consolidated statements of cash flows for the years ended June 28, 2003, June 29, 2002 and June 30, 2001 to reflect bank overdrafts as a financing activity. This change resulted in an increase in cash flows from operating activities and a decrease in cash flows from investing activities of $1.4 million for each of the years ended June 28, 2003 and June 29, 2002 and a decrease in cash flows from operating activities and an increase in cash flows from financing activities of $1.2 million for the year ended June 30, 2001.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and after giving effect to the interim compensating controls and procedures discussed above, the Disclosure Controls are effective, at a reasonable level of assurance, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting other than the continuing impact of the corrective actions discussed above.

                                  * * * * * * *

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and current position held by the persons who are the directors and executive officers of the Company:

                            Name                               Age                       Position
------------------------------------------------------------   ---    ----------------------------------------------
Stephen P. Murray ..........................................    41    Chairman of the Board and Director
Gary A. Graves .............................................    43    Chief Executive Officer, President, Chief
                                                                      Operating Officer and Director
Glenn H. Gage ..............................................    61    Director
Terry D. Byers .............................................    48    Director
Robert E. King .............................................    67    Director
Kevin G. O'Brien ...........................................    37    Director
Ronald L. Taylor ...........................................    58    Director
Neil P. Dyment .............................................    48    Senior Vice President, Chief Financial Officer
Hugh W. Tracy ..............................................    41    Vice President, Chief Information Officer
Damaris M. Campbell ........................................    50    Vice President, Eastern Region
Lisa J. Miskimins ..........................................    42    Vice President, Central Region
Lawrence Appell ............................................    53    Vice President, Western Region
Rebecca L. Perry ...........................................    48    Vice President, Operations
William C. Buckland ........................................    57    Vice President, People
Paul G. Kreuser ............................................    42    Vice President, Field Support Services
Gregory S. Davis  ..........................................    41    Vice President, General Counsel and Secretary
William H. Van Huis ........................................    46    Vice President, Chief Revenue Officer

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

Neil P. Dyment joined the Company in August as the Chief Financial Officer. Prior to joining La Petite, Mr. Dyment was employed by Argus Management Corporation from 2001 to 2003 providing financial consulting and interim financial management services to companies undergoing restructuring. Mr. Dyment served as interim Corporate Controller at the Company from June 2002 to December 2002 and has been providing other financial advisory services to the Company since. Prior to joining Argus Management Corporation, Mr. Dyment was Plant Manager for Chemfab Corporation from 1996 to 2000. Prior to rejoining Chemfab Corporation in 1996, Mr. Dyment served in a variety of financial capacities for various companies including Corporate Controller at Chemfab from 1986 - 1991 and a variety of financial positions at Textron Corporation (formerly AVCO Corporation) from 1977 to 1984. He has a BS in Business Administration with an accounting major from Northeastern University.

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

                                       SUMMARY COMPENSATION TABLE
                                      COMPENSATION FOR THE PERIOD
                                      ---------------------------
                                                    ANNUAL                  LONG-TERM        ALL OTHER
                                                 COMPENSATION              COMPENSATION     COMPENSATION
                                            ---------------------       -----------------   ------------
                                                                            NUMBER OF
                                                                           SECURITIES
                                                                           UNDERLYING
   NAME AND PRINCIPAL POSITION        YEAR   SALARY        BONUS        OPTION/SAR AWARDS
----------------------------------    ----  --------     --------       -----------------
Judith A. Rogala                      2003  $194,846                        270,381         $100,000(1)
    Former Chief Executive Officer    2002   357,308     $375,000(2)
    and President (Separated from     2001   350,000      550,000(2)         49,810
    Company on December 11, 2002)

Gary A. Graves                        2003  $289,423(3)   295,000           180,254
    Chief Executive Officer
    and President

Michael F. Czlonka                    2003   165,000(4)
    Former Chief Financial Officer
    (Separated from Company on
     August 15, 2003)

Damaris M. Campbell                   2003   144,674        6,255                             10,860(5)
    Vice President, Eastern Region    2002   121,448       15,000
                                      2001   115,702                         19,325

Lisa J. Miskimins                     2003   121,448        5,413                             10,860(5)
    Vice President, Central Region    2002   121,448
                                      2001   115,780                         19,325           14,879(6)

William C. Buckland                   2003   144,903
    Vice President, People            2002   129,230(7)

(1) Represents payments made to Ms. Rogala subsequent to her termination pursuant to her severance agreement.

(2) Includes vested portion of deferred signing bonus. (See "Employment Contracts").

(3) Fiscal 2003 compensation covers 44 weeks from August 26, 2002 through June 28, 2003.

(4) Fiscal 2003 compensation covers 40 weeks from September 23, 2002 through June 28, 2003.

(5)  Represents auto allowance

(6) Represents payments made to Ms. Miskimins related to her relocation to the Chicago, IL area.

(7) Fiscal 2002 compensation covers 51 weeks from July 9, 2001 through June 29, 2002.

The following tables present information relating to grants to the named executive officers of options to purchase common stock of Company:

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

                                                         NUMBER OF
                                                        SECURITIES
                                                         UNDERLYING           VALUE OF
                                                        UNEXERCISED          IN-THE-MONEY
                                                        OPTIONS/SARS         OPTIONS/SARS
                                                        AT FY END (#)        AT FY END(1)

                        SHARES ACQUIRED    VALUE        EXERCISABLE/        EXERCISABLE/
        NAME            ON EXERCISE (#)   REALIZED      UNEXERCISABLE       UNEXERCISABLE
Judith A. Rogala                                         None / None           n/a/n/a

Gary A. Graves                                       41,308 / 138,946(2)         0/0

Michael F. Czlonka                                       None / None           n/a/n/a

Damaris M. Campbell                                   15,169 / 4,831(3)          0/0

Lisa J. Miskimins                                     15,169 / 4,831(3)          0/0

William C.  Buckland                                     None / None           n/a/n/a

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

                         NUMBER OF                                                       POTENTIAL REALIZABLE
                        SECURITIES        % OF TOTAL                                   VALUE  AT ASSUMED ANNUAL
                        UNDERLYING      OPTIONS/SAR'S   EXERCISE OR                      RATES OF STOCK PRICE
                       OPTIONS/SAR'S      GRANTED TO    BASE PRICE    EXPIRATION     APPRECIATION FOR OPTION TERM
        NAME              GRANTED          EMPLOYEES    ($/SHARE)        DATE            5% ($)       10% ($)
--------------------   -------------    -------------   -----------  -------------       ------      --------
FISCAL YEAR 2003

Judith A. Rogala            None             n/a             n/a          n/a               n/a         n/a

Gary A. Graves           180,254              40%          $0.01     August, 2012        $1,134      $4,309

Michael F. Czlonka          None             n/a             n/a          n/a               n/a         n/a

Damaris M. Campbell         None             n/a             n/a          n/a               n/a         n/a

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

(a)1.    Financial Statements

         See pages 28 to 51 of this Annual Report on Form 10-K for financial statements of LPA Holding Corp. as of June 28, 2003 and June 29, 2002 and for the 52 weeks ended June 28, 2003, June 29, 2002, and June 30, 2001.

(a)2.    Financial Statement Schedules

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

(a)3.    Exhibits

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

 EXHIBIT
  NUMBER                                              DESCRIPTION
10.47*            Amendment No. 6 to Credit Agreement and Waiver dated as of July 31, 2003 among La
                  Petite Academy, Inc., LPA Holding Corp., and U.S. Bank National Association, as
                  Administrative Agent, Documentation Agent and Collateral Agent for the Lenders and
                  as Issuing Bank and Swingline Lender.

10.48*            Amendment No. 1, dated as of July 31, 2003, to the Securities Purchase Agreement
                  dated as of February 10, 2003 among LPA Holding Corp., LPA Investment LLC, and the other parties signatory thereto.

10.49*            Support Center Bonus Plan, effective June 29, 2003

12.1*             Statement regarding computation of ratios.

21.1(vi)          Subsidiaries of Registrant.

31.1**            CFO Section 302 certifications.

31.2**            CEO Section 302 certifications.

32**              CEO and CFO Section 906 certifications.

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

(*)               Previously filed
(**)              Filed herein

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

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

BALANCE SHEETS

                                                                                   JUNE 28,       JUNE 29,
                                                                                     2003           2002
                                                                                AS RESTATED(1)  AS RESTATED(1)
                                                                                --------------  --------------
ASSETS:                                                                           $       -       $       -
                                                                                  =========       =========
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
   Payable to La Petite Academy, Inc.                                                39,387          40,132
                                                                                  ---------       ---------
        Total current liabilities                                                    39,387          40,132

Long-term liabilities:
   Equity in net loss of La Petite Academy, Inc in excess of investment             143,907         127,873
                                                                                  ---------       ---------
        Total long-term liabilities                                                 143,907         127,873

Series A 12% mandatorily redeemable preferred stock ($.01 par value                  69,378          60,422
per share);
   45,000 shares authorized, issued and outstanding as of June 28, 2003 and
   June 29, 2002; aggregate liquidation of $77.2 million and $68.8 million, respectively

Series B 5% convertible redeemable participating preferred stock                     16,739          15,227
   ($.01 par value per share); 13,645,000 shares authorized, 7,241,490 and
   6,899,724 shares issued and outstanding as of June 28, 2003 and June 29,
   2002; aggregate liquidation preference of $16.7 million and $15.2 million, respectively

Stockholders' deficit:
   Class A common stock ($0.01 par value per share); 17,500,000                           8               6
   shares authorized: 773,403 and 564,985 shares issued and
   outstanding as of June 28, 2003 and June 29, 2002, respectively

   Class B common stock ($0.01 par value per share); 20,000 shares authorized, issued and outstanding as of June 28, 2003 and June
   29, 2002

   Common stock warrants                                                              8,596           8,596
   Accumulated other comprehensive income                                               160             246
   Accumulated deficit                                                             (278,175)       (252,502)
                                                                                  ---------       ---------
        Total stockholders' deficit                                                (269,411)       (243,654)
                                                                                  ---------       ---------
                                                                                  $       -       $       -
                                                                                  =========       =========

See notes to consolidated financial statements included in Part II of the Annual Report on Form 10-K.

(1) See Note 16 to consolidated financial statements included in Part II of the Annual Report on Form 10-K/A

LPA HOLDING CORP.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)

STATEMENTS OF OPERATIONS

                                                  52 WEEKS   52 WEEKS    52 WEEKS
                                                   ENDED      ENDED       ENDED
                                                  JUNE 28,   JUNE 29,    JUNE 30,
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

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)

STATEMENTS OF CASH FLOWS

                                                                   52 WEEKS    52 WEEKS    52 WEEKS
                                                                    ENDED       ENDED       ENDED
                                                                   JUNE 28,    JUNE 29,    JUNE 30,
                                                                     2003        2002        2001
                                                                   --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $(15,948)   $(76,772)   $(28,188)
    Adjustments to reconcile net loss to net cash from operating activities:
    Non cash items                                                      (86)        (85)        331
    Equity in comprehensive loss of La Petite Academy, Inc.          16,034      76,857      27,857
                                                                   --------    --------    --------
        Net cash from operating activities
                                                                   --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in La Petite Academy, Inc.                              (745)    (15,000)
                                                                   --------    --------    --------
        Net cash used in investing activities                          (745)    (15,000)
                                                                   --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, redeemable preferred        745      15,000
          stock and warrants, net of expenses
                                                                   --------    --------    --------
        Net cash provided by financing activities                       745      15,000
                                                                   --------    --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $           $           $
                                                                   ========    ========    ========

See Notes to Consolidated Financial Statements included in Part II of the Annual Report on Form 10-K.

LPA HOLDING CORP. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                 BALANCE AT  CHARGED TO              BALANCE AT
                                  JUNE 29,   COSTS AND                JUNE 28,
          DESCRIPTION               2002      EXPENSES   WRITE-OFFS     2003
                                 ----------  ----------  ----------  -----------
Allowance for doubtful accounts   $    914    $  2,802     $ 3,220     $   496
                                  --------    --------     -------     -------

                                 BALANCE AT  CHARGED TO              BALANCE AT
                                  JUNE 30,   COSTS AND                JUNE 29,
         DESCRIPTION                2001      EXPENSES   WRITE-OFFS     2002
                                 ----------  ----------  ----------  -----------
Allowance for doubtful accounts   $    671    $  2,951     $ 2,708     $   914
                                  --------    --------     -------     -------

                                 BALANCE AT  CHARGED TO              BALANCE AT
                                   JULY 1,   COSTS AND                JUNE 30,
         DESCRIPTION                2000      EXPENSES   WRITE-OFFS     2001
                                 ----------  ----------  ----------  -----------
Allowance for doubtful accounts   $    406    $  4,665     $ 4,400     $   671
                                  --------    --------     -------     -------

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

RESERVE FOR CLOSED ACADEMIES

                                 BALANCE AT  CHARGED TO              BALANCE AT
                                  JUNE 29,   COSTS AND   CHARGED TO    JUNE 28,
          DESCRIPTION               2002      EXPENSES     RESERVE      2003
                                 ----------  ----------  ----------  -----------
Reserve for Closed Academies      $  4,598    $  4,908     $ 5,040     $ 4,466
                                  --------    --------     -------     -------

                                 BALANCE AT  CHARGED TO              BALANCE AT
                                  JUNE 30,   COSTS AND   CHARGED TO    JUNE 29,
          DESCRIPTION               2001      EXPENSES    RESERVE       2002
                                 ----------  ----------  ----------  -----------
Reserve for Closed Academies      $  6,565    $  3,208     $ 5,175     $ 4,598
                                  --------    --------     -------     -------

                                 BALANCE AT  CHARGED TO              BALANCE AT
                                  JULY 1,    COSTS AND   CHARGED TO    JUNE 30,
          DESCRIPTION               2000      EXPENSES    RESERVE       2001
                                 ----------  ----------  ----------  -----------
Reserve for Closed Academies      $  8,533    $  2,455     $ 4,423     $ 6,565
                                  --------    --------     -------     -------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 6, 2004.

                                         LPA Holding Corp.

                                         /s/ Neil P. Dyment
                                         ---------------------------------------
                                         By: Neil P. Dyment
                                         Chief Financial Officer and duly
                                         authorized representative of the
                                         registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on February 6, 2004.

/s/ Gary A. Graves                       /s/ Stephen P. Murray
-------------------------------------    ------------------------------------
By:  Gary A. Graves                      By: Stephen P. Murray
Chief Executive Officer, President,      Chairman of the Board and Director
Chief Operating Officer, and Director

/s/ Glenn H. Gage                        /s/ Terry D. Byers
--------------------------------------   ------------------------------------
By: Glenn H. Gage                        By: Terry D. Byers
Director                                 Director

/s/ Robert E. King                       /s/ Kevin G. O'Brien
--------------------------------------   ------------------------------------
By: Robert E. King                       By: Kevin G. O'Brien
Director                                 Director

/s/ Ronald L. Taylor
--------------------------------------
By: Ronald L. Taylor
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 6, 2004.

                                         La Petite Academy, Inc.

                                         /s/ Neil P. Dyment
                                         ---------------------------------------
                                         By: Neil Dyment
                                         Chief Financial Officer and duly
                                         authorized representative of the
                                         registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on February 6, 2004.

/s/ Gary A. Graves                       /s/ Stephen P. Murray
--------------------------------------   ------------------------------------
By: Gary A. Graves                       By: Stephen P. Murray
Chief Executive Officer, President       Chairman of the Board and Director
Chief Operating Officer, and Director

/s/ Glenn H. Gage                        /s/ Terry D. Byers
--------------------------------------   ------------------------------------
By: Glenn H. Gage                        By: Terry D. Byers
Director                                 Director

/s/ Robert E. King                       /s/ Kevin G. O'Brien
--------------------------------------   ------------------------------------
By: Robert E. King                       By: Kevin G. O'Brien
Director                                 Director

/s/ Ronald L. Taylor
--------------------------------------
By: Ronald L. Taylor
Director