Form 10-Q
period 2004-10-23
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2004-12-07
CIK 1062774, 901116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended October  23, 2004

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

As of December 7, 2004, LPA Holding Corp. had outstanding 773,403 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of December 7, 2004, the additional registrant had the number of outstanding shares, shown on the following table.

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                              OCTOBER 23,       JULY 3,
                                                                 2004            2004
                                                              -----------       --------
ASSETS
Current assets:
    Cash and cash equivalents                                  $  7,924        $  7,542
    Accounts receivable, net of allowance for
       doubtful accounts of $545 and $501, respectively          10,190          10,919
    Insurance deposits (Note 3)                                   5,255           3,415
    Supplies inventory                                            4,231           3,949
    Other prepaid expenses                                        3,313             887
    Refundable taxes                                                 46              39
                                                               --------        --------
         Total current assets                                    30,959          26,751

Property and equipment, at cost:
    Land                                                          5,442           5,442
    Buildings and leasehold improvements                         84,569          81,479
    Furniture and equipment                                      31,769          30,658
    Construction in progress                                         38              60
                                                               --------        --------
                                                                121,818         117,639
    Less accumulated depreciation                                82,357          79,474
                                                               --------        --------
         Property and equipment, net                             39,461          38,165

Insurance deposits (Note 3)                                       5,182           5,613
Other assets (Note 3)                                             5,050           5,333
                                                               --------        --------
Total assets                                                   $ 80,652        $ 75,862
                                                               ========        ========

                                  (continued)

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       OCTOBER 23,        JULY 3,
                                                                                          2004             2004
                                                                                       -----------       ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Overdrafts due banks                                                               $   4,132         $   3,789
    Accounts payable                                                                       7,939             7,690
    Current maturities of long-term debt and capital lease obligations                     8,626             5,871
    (Note 4)
    Accrued salaries, wages and other payroll costs                                       18,736            20,434
    Accrued insurance liabilities                                                          6,409             5,857
    Accrued property and sales taxes                                                       5,107             4,041
    Accrued interest payable                                                               6,646             1,997
    Reserve for closed schools                                                               819             1,002
    Other current liabilities                                                             10,671             8,578
                                                                                       ---------         ---------
         Total current liabilities                                                        69,085            59,259

Long-term liabilities:
    Long-term debt and capital lease obligations (Note 4)                                187,224           184,731
    Other long-term liabilities (Note 5)                                                   8,248             8,676
    Series A 12% mandatorily redeemable preferred stock (Note 6)                          83,378            79,866
                                                                                       ---------         ---------
         Total long-term liabilities                                                     278,850           273,273

Series B 5% convertible redeemable participating preferred stock                          23,093            22,747
    ($0.01 par value per share); 13,645,000 shares authorized, 9,541,968 shares issued and outstanding; aggregate liquidation preference of $23.1 million and $22.7 million, as of October 23, 2004 and July 3, 2004, respectively

Stockholders' deficit:
    Class A common stock ($0.01 par value per share); 17,500,000 shares                        8                 8
    authorized; and 773,403 shares issued and outstanding
    Class B common stock ($0.01 par value per share); 20,000 shares authorized, issued and outstanding
    Common stock warrants                                                                  8,596             8,596
    Accumulated other comprehensive income                                                    48                74
    Accumulated deficit                                                                 (299,028)         (288,095)
                                                                                       ---------         ---------
         Total stockholders' deficit                                                    (290,376)         (279,417)
                                                                                       ---------         ---------
Total liabilities and stockholders' deficit                                            $  80,652         $  75,862
                                                                                       =========         =========

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                                          16 WEEKS            16 WEEKS
                                                                            ENDED               ENDED
                                                                      OCTOBER 23, 2004    OCTOBER 18, 2003
                                                                      ----------------    ----------------
Revenue                                                                  $ 112,372            $ 110,731

Operating expenses:
   Salaries, wages and benefits                                             65,880               63,563
   Facility lease expense                                                   14,141               13,514
   Depreciation and amortization                                             2,852                2,672
   Restructuring charges (recoveries) (Note 9)                                 (42)                  34
   Provision for doubtful accounts                                             432                  716
   Other                                                                    30,224               29,739
                                                                         ---------            ---------

Total operating expenses                                                   113,487              110,238
                                                                         ---------            ---------

Operating income (loss)                                                     (1,115)                 493

Interest expense
   Interest on debt                                                          5,938                6,101
   Dividends and accretion on Series A preferred stock  (Note 6)             3,512                3,101
                                                                         ---------            ---------
Total interest expense                                                       9,450                9,202

Interest income                                                                (16)                 (11)
                                                                         ---------            ---------

       Net interest expense                                                  9,434                9,191
                                                                         ---------            ---------

Loss before income taxes                                                   (10,549)              (8,698)
Provision (benefit) for income taxes                                            38                   78
                                                                         ---------            ---------
Net loss                                                                   (10,587)              (8,776)
                                                                         ---------            ---------
Other comprehensive loss:
   Derivative adjustments reclassified into operations                         (26)                 (26)
                                                                         ---------            ---------
       Total other comprehensive loss                                          (26)                 (26)
                                                                         ---------            ---------
Comprehensive loss                                                       $ (10,613)           $  (8,802)
                                                                         =========            =========

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                                             16 WEEKS ENDED       16 WEEKS ENDED
                                                                            OCTOBER 23, 2004     OCTOBER 18, 2003
                                                                            ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $(10,587)            $ (8,776)
     Adjustments to reconcile net loss to net cash from operating activities
         Restructuring (recoveries) charges                                         (42)                  34
         Depreciation and amortization                                            2,852                2,672
         Dividends and accretion on Series A preferred stock (Note 6)             3,512                3,101
         Loss on sales and disposals of property and equipment                       28                 (105)
         Other non cash items                                                       292                  292
     Changes in assets and liabilities:
         Accounts receivable                                                        729                  190
         Insurance deposits                                                      (1,409)              (2,456)
         Supplies inventory                                                        (282)                 222
         Other prepaid expenses                                                  (2,426)              (2,577)
         Refundable taxes                                                            (7)                  (4)
         Accounts payable                                                           249               (1,415)
         Accrued salaries, wages and other payroll costs                         (1,760)               1,037
         Accrued property and sales taxes                                         1,066                  999
         Accrued interest payable                                                 4,649                4,462
         Other current liabilities                                                2,093                3,510
         Accrued insurance liabilities                                              361                  377
         Reserve for closed schools                                                (276)                (831)
         Other changes in assets and liabilities, net                              (125)                 (34)
                                                                               --------             --------
             Net cash provided by operating activities                           (1,083)                 698
                                                                               --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                        (3,836)              (1,453)
     Proceeds from sale of assets                                                     -                  302
                                                                               --------             --------
             Net cash used for investing activities                              (3,836)              (1,151)
                                                                               --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of term loan and capital lease obligations                          (742)                (901)
     Net borrowings under the Revolving Credit Agreement                          5,700                    -
     Proceeds from issuance of common stock, redeemable preferred
         stock and warrants, net of expenses                                          -                    1
     Overdrafts due bank                                                            343                2,093
                                                                               --------             --------
             Net cash (used for) provided by financing activities                 5,301                1,193
                                                                               --------             --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           382                  740
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  7,542                9,526
                                                                               --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  7,924             $ 10,266
                                                                               ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                              $    982             $  1,332
         Income taxes                                                                21                   28

     Non-cash investing and financing activities:
         Capital lease obligations                                                  290                   93

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    ORGANIZATION

      The condensed consolidated financial statements presented herein include LPA Holding Corp. (Parent), and its wholly owned subsidiary, La Petite Academy, Inc. (La Petite), and La Petite's wholly owned subsidiaries:
      Bright Start Inc. (Bright Start), and LPA Services, Inc. (Services). Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the "Company".

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

      As of October 23, 2004, the Company operated 643 schools, including 588 residential academies, 26 employer-based schools and 29 Montessori schools. For the 16 weeks ended October 23, 2004, the Company had an average attendance of approximately 61,640 full and part-time children.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments (consisting solely of normal and recurring adjustments) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). The results for the interim periods ended October 23, 2004 and October 18, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

      Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended July 3, 2004.

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

      Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying condensed financial statements, the Company has a working capital and stockholders' deficit as of October 23, 2004. Over the past three years, there have been repeated instances where the Company was not in compliance with its financial covenants in the Credit Agreement (as defined below) and required multiple equity investments by LPA (see Note 10) and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

      As more fully discussed in Note 11, the Company entered into an amendment to the Credit Agreement, which extended the final maturity of the Credit Agreement from May 11, 2006 to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.3 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008.

      Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included the optimization of staff labor, personnel reductions, decreased discretionary expense spending and greater realization of revenue resulting from improved collections on accounts receivable. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with (i) the remaining $8.8 million of equity commitment, as of October 23, 2004, provided by LPA and certain of the other stockholders of Parent, (ii) the extension of the final maturity date of the Credit Agreement, and (iii) the available funds under the Revolving Credit Facility, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard, nor can there be any assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

      FISCAL YEAR END - The Company utilizes a 52 or 53-week fiscal year ending on the Saturday closest to June 30 and is composed of 13 four-week periods or in the case of a 53-week year, 12 four-week periods and one five week period. Fiscal year 2005 is a 52-week fiscal year. The first quarter contains four such periods or 16 weeks and each remaining quarter contains 3 periods or 12 weeks. Fiscal year 2004 was a 53-week fiscal year. The first quarter contained four such periods or 16 weeks, the second and third quarters contained 3 periods or 12 weeks and the fourth quarter contained 3 periods or 13 weeks.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In December 2003, the FASB issued a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The term "variable interest" is defined in FIN 46 as "contractual, ownership or other pecuniary interest in an entity that change with changes in the entity's net asset value." Variable interests are investments or other interests that will absorb a portion of an entity's expected losses if they occur or receive portions of the entity's expected residual returns if they occur. The application of FIN 46R did not have an impact on the Company's financial position or results of operations.

3.    NON-CURRENT ASSETS

      Insurance deposits represent cash held by insurance carriers as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

      Other non-current assets consist of the following in thousands of dollars:

                               OCTOBER 23,        JULY 3,
                                  2004             2004
                               -----------       ---------
Deferred financing costs        $ 10,010         $ 10,010
Accumulated amortization          (6,994)          (6,642)
                                --------         --------
                                   3,016            3,368
Other (a)                          2,034            1,965
                                --------         --------
                                $  5,050         $  5,333
                                ========         ========

      (a) Other includes the unamortized portion of losses on sale-leasebacks, utility deposits and properties held for sale, which are valued at fair value less cost to sell.

4.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      Long term debt and capital lease obligations consists of the following in thousands of dollars:

                                                   OCTOBER 23,         JULY 3,
                                                      2004              2004
                                                   -----------       ----------
Senior Notes, 10.0% due May 15, 2008               $ 145,000         $ 145,000
Borrowings under term loan facility                   32,752            33,002
Borrowings under revolving credit agreement           16,700            11,000
Capital lease obligations                              1,398             1,600
                                                   ---------         ---------
                                                     195,850           190,602
Less current maturities of long-term
    debt and capital lease obligations                (8,626)           (5,871)
                                                   ---------         ---------
                                                   $ 187,224         $ 184,731
                                                   =========         =========

      As more fully discussed in Note 11, the Company entered into an amendment to the Credit Agreement, which extended the final maturity of the Credit Agreement from May 11, 2006 to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.3 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. This amendment also (i) eased certain financial covenant targets required to be maintained by the Company and set new targets for the extended period of the Credit Agreement; (ii) deleted the requirement that LIBOR borrowings pay a predetermined minimum interest rate; and (iii) lowered the minimum dollar amount required to make a borrowing under the Credit Agreement. The Credit Agreement contains covenants which restrict our ability, among other things, to incur debt and liens, sell assets and make investments. The Company was in compliance with all covenants on October 23, 2004.

5.    OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following in thousands of dollars:

                                        OCTOBER 23,      JULY 3,
                                           2004           2004
                                        -----------     --------
Unfavorable leases (a)                     $  566        $  638
Reserve for closed schools (b)                470           573
Deferred severance (c)                        440           502
Long-term insurance liabilities (d)         6,772         6,963
                                           ------        ------
                                           $8,248        $8,676
                                           ======        ======

      (a) In connection with the acquisitions of La Petite and Bright Start, a liability for unfavorable operating leases was recorded and is being relieved over the average remaining life of the related leases.

      (b) The reserve for closed schools includes the long-term liability related primarily to leases for schools that were closed and are no longer operated by the Company.

      (c) On December 11, 2002, the Company entered into a Separation Agreement with the Company's former Chief Executive Officer and President. The long-term portion of the Company's total contractual obligations pursuant to the Separation Agreement is $0.4 million and $0.5 million as of October 23, 2004 and July 3, 2004, respectively.

      (d) Long-term insurance liabilities reflect the Company's obligation for reported and not paid and incurred but not reported, workers' compensation, auto and general liability claims.

6.    SHARES SUBJECT TO MANDATORY REDEMPTION

      Shares subject to mandatory redemption consist of 45,000 shares of Series A 12% mandatorily redeemable preferred stock, $0.01 par value (Series A preferred stock), all of which were issued and outstanding as of October 23, 2004. The original carrying value of the preferred stock of $36.4 million is being accreted to its redemption value of $45.0 million on May 11, 2008. The Series A preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual Series A preferred stock dividend dates are added to the liquidation value. The liquidation value was $90.1 million and $86.9 million as of October 23, 2004 and July 3, 2004, respectively. Accrued dividends were $45.1 million and $41.9 million at October 23, 2004 and July 3, 2004, respectively. The Series A preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The Series A preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

      The Company recognized $3.5 million and $3.1 million in dividends and accretion on the Series A preferred stock as interest expense during the 16 weeks ended October 23, 2004 and October 18, 2003, respectively. The charges to interest expense are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future.

7.    COMMITMENTS AND CONTINGENCIES

      The Company is presently, and has been from time to time, subject to claims and litigation arising in the ordinary course of business. Management believes that none of the claims or litigation, of which it is aware, will materially affect the Company's financial condition, liquidity, or annual results of operations, although assurance cannot be given with respect to the ultimate outcome of any such actions.

8.    STOCK-BASED COMPENSATION

      The Company accounts for all options in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock options granted.

      No options were granted during the 16 weeks ended October 23, 2004. If compensation cost for options granted in prior periods had been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," it would not have had a material effect on the Company's results of operations.

9.    RESTRUCTURING CHARGES

      The Company did not incur any significant restructuring charges during the first quarter of the 2005 fiscal year or during the first quarter of the 2004 fiscal year. Restructuring charges related to the school closures consist principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements. A summary of the restructuring reserve activity is as follows, in dollars in thousands:

                                                       FISCAL YEAR     FISCAL YEAR
                                                          2005            2004
                                                       -----------     -----------
Balances at July 3, 2004 and June 28, 2003               $ 1,576         $ 4,466

Provision recorded in first quarter                                           57

Recoveries recorded in first quarter                         (42)            (23)

Amount utilized in first quarter                            (245)           (877)
                                                         -------         -------
Balance at October 23, 2004 and October 18, 2003           1,289           3,623

10.   SERIES B 5% CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK ISSUANCE

      Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the Electing Stockholders), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B 5% convertible redeemable participating preferred stock (Series B preferred stock) at a price of $2.174 per share. LPA has committed to purchase in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered. Purchases may be made at LPA's discretion or upon occurrence of conditions detailed in the Securities Purchase Agreement. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.8 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, and 919,963 shares of Series B preferred stock in December 2003 for $2.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in July 2003. There were no purchases of Series B preferred stock in the first quarter of fiscal year 2005. Accordingly, at October 23, 2004, the remaining contingent equity commitment from the stockholders of Parent is $8.8 million. See Note 11 for a discussion of Amendment No. 2 to the Securities Purchase Agreement effective as of November 30, 2004

11.   SUBSEQUENT EVENTS

      On December 6, 2004, the Company entered into Amendment No. 7 to the Credit Agreement, effective as of November 30, 2004. Pursuant to the amendment to the Credit Agreement, the final maturity of the Credit Agreement was extended and the Credit Agreement will terminate on November 15, 2007. Payments due under the amortization schedule for the term loan are $0.3 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined).

      On December 6, 2004, the Company entered into Amendment No. 2 to the Securities Purchase Agreement, effective as of November 30, 2004. Pursuant to the amendment to the Securities Purchase Agreement, the Electing Stockholders agreed to purchase Series B preferred stock if the Company fails at any time to make principal and interest payments on the Senior Notes due 2008. The foregoing obligation is in addition to the existing obligations of the Electing Stockholders to purchase shares of Series B preferred stock; however, the additional obligation does not increase the amount of equity committed by any of the Electing Stockholders. The amendment to the Securities Purchase Agreement also granted the holders representing a majority of the Senior Notes due 2008 with the right to release the Electing Stocking from the equity commitments under the Securities Purchase Agreement at any time after the repayment of the debt outstanding under the Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the unaudited condensed financial statements and the related notes included elsewhere in this report.

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

OVERVIEW

La Petite is one of the leading for-profit preschool educational facilities in the United States based on the number of centers operated. The Company provides center-based educational services and childcare to children between the ages of six weeks and 12 years. The Company also operates Montessori schools that employ the Montessori method of teaching, a classical approach that features the programming of tasks with materials presented in a sequence dictated by each child's capabilities.

The majority of the Company's revenue comes from the tuition and fees that it charges for attendance at its Academies. Academy tuition depends upon a number of factors including, but not limited to, location of an Academy, age of the child, full or part-time attendance, utilization and competition. The Company also provides various tuition discounts primarily consisting of sibling, staff, and Preferred Employer Program. Parents also pay an annual registration fee. Tuition and fees are payable weekly and in advance for most residential and employer-based Academies and monthly and in advance for Montessori schools. Other fees include activity fees for summer activities and supply fees for Pre-Kindergarten and Private Kindergarten programs. Tuition rates per FTE are impacted by the age mix of children and generally decrease as the age of the children increase. Over the past year the Company has experienced increases its infant, toddler and preschool classrooms while experiencing decreases in its before and after school programs.

Historically, operating revenue has followed the seasonality of the school year. The number of new children attending the Company's schools is highest in September-October and January-February, generally referred to as the fall and winter enrollment periods. Revenues tend to decline during the calendar year-end holiday period and during the summer.

Operating expenses consist of both direct costs associated with the operation of our schools and administrative costs associated with the operation of our field and corporate support centers.

Direct labor costs at our schools represent the largest component of operating expenses. Direct labor costs per FTE are impacted by the age mix of children and generally decrease as the age of the children increase. Over the past year the Company has experienced decreased labor productivity at its established schools. Some of the decrease in productivity is due to non recurring training time related to the rollout of a new preschool curriculum program during the first quarter of fiscal year 2005. Labor has also been negatively impacted by the change in age mix noted above, with the increase in infants and toddlers requiring significantly more labor hours per FTE. Management is currently implementing programs designed to improve labor productivity. Administrative labor costs have also increased as management has reduced spans of control through the hiring of additional divisional vice presidents and district managers and as management has added additional staff support at the Company's corporate office. Management believes the reduction in spans of control and the increase in support staff will provide for improved internal control and will assist Academy Directors to grow new enrollment, implement program quality improvements and more effectively manage Academy direct labor costs.

Facility lease expense is the second largest component of operating expenses. Most of the Company's school locations are leased under operating leases, generally with 15 year terms. Many leases have renewal options and some provide for contingent rentals if the Academy's operating revenue exceeds certain base levels. Other significant operating costs include repairs and maintenance, food, insurance, utilities, supplies, depreciation and real estate taxes.

The Company operated 643 schools at the end of the first quarter of fiscal year 2005 and operated the same number of schools at the end of the first quarter of fiscal year 2004. During that time period there were three new school openings and three school closures. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

RESULTS OF OPERATIONS

SIXTEEN WEEKS ENDED OCTOBER 23, 2004 COMPARED TO SIXTEEN WEEKS ENDED OCTOBER 18, 2003

The following table sets forth the Company's operating results for the comparative 16 weeks ended October 23, 2004 and October 18, 2003, with amounts presented in thousands of dollars and as percentages of revenue:

                                                 16 WEEKS ENDED           16 WEEKS ENDED
                                                OCTOBER 23, 2004         OCTOBER 18, 2003
                                             ----------------------   ----------------------
                                                         Percent of               Percent of
                                               Amount      Revenue     Amount      Revenue
                                             ---------   ----------   --------    ----------
Revenue                                      $ 112,372      100.0%    $110,731      100.0%

Operating expenses:
   Salaries, wages and benefits                 65,880       58.6       63,563       57.4
   Facility lease expense                       14,141       12.6       13,514       12.2
   Depreciation                                  2,852        2.5        2,672        2.4
   Restructuring charges (recoveries)              (42)      (0.0)          34        0.0
   Provision for doubtful accounts                 432        0.4          716        0.6
   Other                                        30,224       26.9       29,739       26.9
                                             ---------      -----     --------      -----
Total operating expenses                       113,487      101.0      110,238       99.6
                                             ---------      -----     --------      -----

Operating income                             $  (1,115)     -1.0%     $    493        0.4%
                                             =========      =====     ========      =====

Operating revenue increased $1.6 million or 1.5% from the same period last year. This revenue increase was the result of a $1.6 million increase at established schools, and a $0.6 million increase at new schools offset by a reduction in revenue from closed schools of $0.5 million and a $0.1 million reduction in other revenue. The revenue increase was principally due to a 3.4% increase in average weekly FTE tuition rates along with increased revenues from summer activity fees and increased participation in the USDA Child and Adult Care Food Program, offset by a 2.4% decline in FTE attendance. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was principally due to a decline in FTE attendance at established schools. FTE attendance was negatively impacted by the level of governmental funding for childcare assistance programs, which declined or remained unchanged in many areas. The Company expects that the current level of government funding for childcare assistance programs will continue to have a negative impact on FTE attendance into the second quarter of the current fiscal year.

Salaries, wages, and benefits increased $2.3 million or 3.6% from the same period last year. As a percentage of revenue, labor costs were 58.6% for the 16 weeks ended October 23, 2004, as compared to 57.4% for the same period last year. The increase in salaries, wages, and benefits includes increased labor costs of $2.3 million at established schools, increased labor costs of $0.3 million at new schools, and increased field management and corporate administration labor costs of $1.0 million, offset by decreased labor costs of $0.3 million at closed schools, a $0.9 million decrease in bonus costs, and decreased benefit costs of $0.1 million. The increase in labor costs at established schools was mainly due to a 3.2% increase in average hourly rates and a 0.8% increase in labor hours as compared to the same period last year.

Facility lease expense increased $0.6 million or 4.6% from the same period last year. The increase in facility lease expense was principally a result of increased rents due to lease renewals.

Depreciation expense increased $0.2 million or 6.7% from the same period last year. The increase in depreciation expense was principally due increased capital spending in the first quarter of fiscal year 2004 on leasehold improvements, school curriculum, and computer equipment.

The Company did not incur any significant restructuring charges during the first quarter of the 2005 fiscal year or during the first quarter of the 2004 fiscal year.

Provision for doubtful accounts decreased $0.3 million or 39.7% from the same period last year. The decrease is principally the result of improved collection efforts over the same period in the prior year.

Other operating costs increased $0.5 million or 1.8% from the same period last year. Other operating costs include repairs and maintenance, food, insurance, utilities, supplies, real estate taxes, transportation, professional fees, marketing, travel, bank overages and shortages, training, data processing, personnel, recruitment, and other miscellaneous costs. The increase in other operating costs was due primarily to increases in credit card fees, marketing expense, casualty costs related to hurricane damage, and utility costs, offset by decreases in repair and maintenance, professional fees and personal expense. As a percentage of revenue, other operating costs were 26.9%, unchanged from the same period in the prior year.

As a result of the foregoing, the Company had an operating loss of $1.1 million in the first quarter of the 2005 fiscal year as compared to operating income of $0.5 million in the first quarter of the 2004 fiscal year.

Net interest expense increased $0.2 million or 2.6% as compared to the same period last year. The increase was principally due to increased interest expense on the accrued dividends and accretion related to Company's Series A preferred stock. The charges to interest expense on the Series A preferred stock dividends are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable on May 11, 2008.

The provision for income taxes includes a provision for state and local taxes. The effective federal tax rate for the 16 weeks ended October 23, 2004 was 0% due to pretax losses on a year to date basis and the Company's provision of a full valuation allowance against deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

Parent and La Petite entered into an agreement on May 11, 1998, providing for a term loan facility and a revolving credit agreement (as amended, the "Credit Agreement"), consisting of a $40 million Term Loan Facility and a $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility in connection with the Recapitalization. Pursuant to an amendment to the Credit Agreement, which was effective as of November 30, 2004, the final maturity of the Credit Agreement was extended to November 15, 2007. This amendment also (i) eased certain financial covenant targets required to be maintained by the Company and set new targets for the extended period of the Credit Agreement; (ii) deleted the requirement that LIBOR borrowings pay a predetermined minimum interest rate; and (iii) lowered the minimum dollar amount required to make a borrowing under the Credit Agreement. Payments due under the amortization schedule for the term loan are $0.3 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On October 23, 2004, there was $32.8 million outstanding under the term loan and $16.7 million outstanding under the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount of $5.0 million, and $3.3 million available for working capital purposes under the

Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights, as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B 5% convertible redeemable participating preferred stock (Series B preferred stock) at a price of $2.174 per share. LPA has committed to purchase in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered. Purchases may be made at LPA's discretion or upon occurrence of conditions detailed in the Securities Purchase Agreement. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.8 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, and 919,963 shares of Series B preferred stock in December 2003 for $2.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in July 2003. There were no purchases of Series B preferred stock in the first quarter of fiscal year 2005. Accordingly, at October 23, 2004, the remaining contingent equity commitment from the stockholders of Parent is $8.8 million. Pursuant to Amendment No. 2 to the Securities Purchase Agreement which was effective as of November 30, 2004, the Electing Stockholders agreed to purchase Series B preferred stock the Company fails at any time to make principal and interest payments on the Senior Notes due 2008. The foregoing obligation is in addition to the existing obligations of the Electing Stockholders to purchase shares of Series B preferred stock; however, the additional obligation does not increase the amount of equity committed by any of the Electing Stockholders. The amendment to the Securities Purchase Agreement also granted the holders representing a majority of the Senior Notes due 2008 with the right to release the Electing Stocking from the equity commitments under the Securities Purchase Agreement at any time after the repayment of the debt outstanding under the Credit Agreement.

As of December 7, 2004, LPA beneficially owned 93.8% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and approximately $20.7 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, a director of La Petite and Parent, owns a majority of the voting interests of LPA.

CASH FLOWS AND SOURCES AND USES OF FUNDS

The Company's principal sources of funds are cash flows from operations, borrowings on the revolving credit facility under the Credit Agreement, and capital contributions received from LPA. The Company's principal uses of funds are debt service requirements, capital expenditures and working capital needs.

Cash flows used for operating activities were $1.1 million during the 16 weeks ended October 23, 2004 compared to cash flows provided by operating activities of $0.7 million for the 16 weeks ended October 18, 2003. The $1.8 million decrease in cash flows provided by operating activities was mainly due to a $1.2 million increase in net losses, net of non-cash charges and a increase in working capital amounts of $0.6 million.

Cash flows used for investing activities were $3.8 million during the 16 weeks ended October 23, 2004 as compared to cash flows used of $1.1 million during the 16 weeks ended October 18, 2003. The $2.7 million increase in cash flows used for investing activities was due to increased capital expenditures of $2.4 million and nonrecurring proceeds from the sale of assets of $0.3 million in the period ended October 18, 2003.

Cash flows provided by financing activities were $5.3 million during the 16 weeks ended October 23, 2004, compared to cash flows provided by financing activities of $1.2 million during the 16 weeks ended October 18, 2003. The $4.1 million increase in cash flows provided by financing activities was due to a $5.7 million increase in revolver borrowings and by decreased repayment of term loan and capital lease obligations of $0.2 million, offset by a $1.8 million decrease in bank overdrafts related to the timing of monthly expense payments.

Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying condensed financial statements, the Company has a working capital and stockholders' deficit as of October 23, 2004. Over the past three years, there have been repeated instances where the Company was not in compliance with its financial covenants set forth in the Credit Agreement and required multiple equity investments by LPA (see Note 10) and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included the optimization of staff labor, personnel reductions, decreased discretionary expense spending and greater realization of revenue resulting from improved collections on accounts receivable.

As more fully discussed in Note 11 to the condensed consolidated financial statements included herein, the Company entered into an amendment to the Credit Agreement, which extended the final maturity of the Credit Agreement from May 11, 2006 to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.3 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008.

Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled (i) the remaining $8.8 million of equity commitment, as of October 23, 2004, provided by LPA and certain of the other stockholders of Parent, (ii) the extension of the final maturity date of the Credit Agreement, and (iii) the available funds under the Revolving Credit Facility, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard, nor can there be any assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

CAPITAL EXPENDITURES

Total capital expenditures, including capital leases, for the 16 weeks ended October 23, 2004 and October 18, 2003 were $4.1 million and $1.5 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 16 weeks ended October 23, 2004 and October 18, 2003 were $4.0 million, and $1.5 million, respectively. Capital expenditures incurred in connection with the development of new schools for the 16 weeks ended October 23, 2004 were $0.1 million. There were no significant capital expenditures incurred in connection with the development of new schools for the 16 weeks ended October 18, 2003.

In addition to maintenance capital expenditures, the Company expends additional funds to repair and maintain its facilities in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 16 weeks ended October 23, 2004 and October 18, 2003 were $5.4 million and $4.3 million, respectively.

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

For a description of the Company's critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations, Summary of Critical Accounting Policies", included in the Company's Annual Report on Form 10-K/A for the year ended June 28, 2003. There have been no significant changes to the Company's critical accounting policies during the 16 weeks ended October 23, 2004.

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

      - Operational factors, including the Company's ability to open and profitably operate Schools and the Company's ability to satisfy its obligations and to comply with the covenants contained in the Credit Agreement and the indenture.

      - Demand factors, including general fluctuations in demand for childcare services and seasonal fluctuations.

      - Competitive factors, including: (a) pricing pressures primarily from local nursery schools and childcare centers and other large, national for-profit childcare companies, (b) the hiring and retention of trained and qualified personnel, (c) the ability to maintain well-equipped facilities and (d) any adverse publicity concerning alleged child abuse at the Company's childcare centers or at its Schools.

      - Governmental action including: (a) new laws, regulations and judicial decisions related to state and local regulations and licensing requirements, (b) changes in the Federal assistance and funding of childcare services and (c) changes in the tax laws relating to La Petite's operations.

      - Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board.

      - Changes in costs or expenses, changes in tax rates, the effects of acquisitions, dispositions or other events occurring in connection with evolving business strategies.

      - Management's ability to implement plans designed to improve the Company's operating results, cash flows and financial position and to improve the disclosure controls and procedures of the Company.

No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement will be achieved. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. The Company undertakes no obligation to release publicly any revisions to forward-looking statements as the result of subsequent events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness as of October 23, 2004 consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $32.8 million and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to:
(a) an adjusted London inter-bank offered rate ("LIBOR") plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of the administrative agent's published prime rate, a certificate of deposit rate multiplied by the statutory reserve rate, plus the cost of FDIC insurance or the federal funds effective rate plus -1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for Alternate Base Rate loans as defined in the Credit Agreement. The Senior Notes mature in May 2008. Pursuant to an amendment to the Credit Agreement effective November 30, 2004, the final maturity of the Credit Agreement was extended to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.3 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined).

A 1% increase or decrease in the applicable index rate would result in a corresponding interest expense increase or decrease of $0.5 million per year.

The Company had no derivative instruments at October 23, 2004.

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

As of October 23, 2004 the Company evaluated the effectiveness of the design and operation of its Disclosure Controls pursuant to Rule 15d-15 of the Exchange Act. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). This evaluation resulted in the identification of certain material weaknesses in the Company's Internal Controls primarily related to the lack of consistent understanding and compliance with the Company's policies and procedures at several of its field locations, and weaknesses in the information technology control environment.

Over the past year the Company has implemented compensating controls to mitigate these weaknesses to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported to its senior management. These compensating controls include, but are not necessarily limited to, (i) increasing field academy management policy and system training, (ii) increasing the number and the scope of financial field audits of academies, (iii) implementation of a centralized sales audit function,
(iv) increasing divisional financial staff accountability to ensure field adherence to financial policies and internal controls, and (v) the performance of additional reconciliations and reviews.

The Company is committed to continuing the process of identifying, evaluating and implementing corrective actions, including enhancements to the Company's field reporting systems and its information technology controls, where required to improve the effectiveness of its Disclosure Controls on an overall basis.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and after giving effect to the compensating controls and procedures discussed above, the Disclosure Controls are effective, at a reasonable level of assurance, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Other than the continuing impact of the corrective actions discussed above, there have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

                                     ******

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is presently, and has been from time to time, subject to claims and litigation arising in the ordinary course of business. Management believes that none of the claims or litigation, of which it is aware, will materially affect the Company's financial condition, liquidity, or annual results of operations, although assurance cannot be given with respect to the ultimate outcome of any such actions.

ITEM 5. OTHER INFORMATION.

Pursuant to Amendment No. 2 to the Securities Purchase Agreement, which was entered into on December 6, 2004 and was effective as of November 30, 2004, the Electing Stockholders agreed to purchase Series B preferred stock if the Company fails at any time to make principal and interest payments on the Senior Notes due 2008. The foregoing obligation is in addition to the existing obligations of the Electing Stockholders to purchase shares of Series B preferred stock; but the additional obligation does not increase the amount of equity committed by any of the Electing Stockholders. The amendment to the Securities Purchase Agreement also granted the holders representing a majority of the Senior Notes due 2008 with the right to release the Electing Stocking from the equity commitments under the Securities Purchase Agreement at any time after the repayment of the debt outstanding under the Credit Agreement.

Pursuant to an amendment to the Credit Agreement, which was entered into on December 6, 2004 and was effective as of November 30, 2004 ("Amendment No. 7"), the final maturity of the Credit Agreement was extended to November 15, 2007. The scheduled amortization of the term loan was revised to coincide with the new final maturity date. Following the effectiveness of Amendment No. 7, payments due under the amortization schedule for the term loan are $5.3 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. Amendment No. 7 also (i) eased certain financial covenant targets required to be maintained by the Company and set new targets for the extended period of the Credit Agreement;
(ii) deleted the requirement that LIBOR borrowings pay a predetermined minimum interest rate; and (iii) lowered the minimum dollar amount required to make a borrowing under the Credit Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.    Exhibits required by Item 601 of Regulation S-K:

      10.1 Amendment No. 7 to the Credit Agreement effective as of November 30, 2004, among the Company and its senior lenders signatory thereto.

      10.2 Amendment No. 2 to the Securities Purchase Agreement effective as of November 30, 2004, among the Company and the electing stockholders signatory thereto.

      31.1  CFO Section 302 certifications.

      31.2  CEO Section 302 certifications.

      32    CEO and CFO Section 906 certifications.

b.    Reports on Form 8-K:

      None.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LPA HOLDING CORP.

Dated: December 7, 2004             /s/ Neil P. Dyment
                                    -------------------------------------
                                    By: Neil P. Dyment

                                    Chief Financial Officer and duly authorized representative of the registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LA PETITE ACADEMY, INC.

Dated:  December 7, 2004            /s/ Neil P. Dyment
                                    ----------------------------------
                                    By:  Neil P. Dyment

                                    Chief Financial Officer and duly authorized representative of the registrant