Form 10-K
period 2005-07-02
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2005-09-30
CIK 1062774, 901116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of January 15, 2005 (the last business day of the most recently completed second fiscal quarter), the market value of the voting and non-voting common equity of LPA Holding Corp. and La Petite Academy, Inc. held by non-affiliates was zero.

As of September 30, 2005, LPA Holding Corp. had outstanding 773,403 shares of Class A Common Stock (par value, $0.01 per share) and 20,000 shares of Class B Common Stock (par value, $0.01 per share). As of September 30, 2005, the additional registrant had the number of outstanding shares, shown on the following table.

ADDITIONAL REGISTRANT

                                                                                 Number of Shares
                          Jurisdiction of    Commission      IRS Employer            of Common
Name                       Incorporation    File Number   Identification No.     Stock Outstanding
----                      ---------------   -----------   ------------------   --------------------
La Petite Academy, Inc.       Delaware       333-56239        43-1243221       100 shares of Common
                                                                               Stock (par value,
                                                                               $0.01 per share)

LPA HOLDING CORP.

INDEX

                                                                            PAGE
                                                                            ----
PART I.
Item 1.     Business                                                          4
Item 2.     Properties                                                       10
Item 3.     Legal Proceedings                                                11
Item 4.     Submission of Matters to a Vote of Security Holders              12

PART II.
Item 5.     Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities             12
Item 6.     Selected Financial Data                                          13
Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     15
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       27
Item 8.     Financial Statements and Supplementary Data                      27
Item 9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                      49
Item 9A.    Controls and Procedures                                          49
Item 9B.    Other Information                                                50

PART III.
Item 10.    Directors and Executive Officers of the Registrant               51
Item 11.    Executive Compensation                                           55
Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                    57
Item 13.    Certain Relationships and Related Transactions                   60
Item 14.    Principal Accountant Fees and Services                           60

PART IV.
Item 15.    Exhibits and Financial Statement Schedules                       62

SIGNATURES                                                                   73

PART I.

ITEM 1. BUSINESS

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

As of September 30, 2005, LPA beneficially owned 94.0% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and $21.7 million of Series B preferred stock of Parent. An affiliate of J.P. Morgan Partners (JPMP) owns a majority of the economic interests of LPA and an entity controlled by Robert E. King owns a majority of the voting interests of LPA. On September 28, 2005, certain members of Parent's management, including its President and Chief Executive Officer, and its Chief Financial Officer, were granted Class C Units of LPA. LPA has reserved 100,000 Class C Units to be issued to management of Parent from time to time. Pursuant to the terms of the Fourth Amended and Restated Operating Agreement (the "Operating Agreement") of LPA, the Class C Units are non-voting equity interests of LPA and are subject to repurchase by LPA or its designee upon the termination of such person's employment with Parent and La Petite. Upon the achievement of enumerated valuation thresholds set forth in the Operating Agreement, the Class C Units will represent in the aggregate up to 13% of the economic interests of LPA.

BUSINESS DESCRIPTION

La Petite, founded in 1968, is the second largest privately held and one of the leading operators of for-profit preschool educational centers (commonly referred to as Academies) in the United States based on the number of centers operated. The Company provides center-based educational services and childcare to children between the ages of six weeks and 12 years. Management believes the Company differentiates itself through its superior educational programs, which were developed and are regularly enhanced by its curriculum department. The Company's focus on quality educational services allows it to capitalize on the increased awareness of the benefits of premium educational instruction for preschool and elementary school-age children. At its residential and employer-based Academies, the Company utilizes its proprietary Journey(R) curriculum with the intent of maximizing a child's cognitive, social, and physical development. The Company also operates Montessori schools that employ the Montessori method of teaching, a classical approach that features the programming of tasks with materials presented in a sequence dictated by each child's capabilities.

As of July 2, 2005, the Company operated 649 schools, including 590 residential Academies, 30 employer-based Academies and 29 Montessori schools located in 36 states and the District of Columbia. For the 52 weeks ended July 2, 2005, the Company had an average attendance of approximately 65,600 full and part-time children.

CURRICULUM

Residential and Employer-Based Academies. La Petite maintains a team of internal early childhood education experts who design curricula and program materials for each developmental age group that La Petite serves.

All of La Petite's programs are developmentally age appropriate, and follow an integrated approach to learning. Each program is based upon thoroughly researched learning objectives, significant teacher training, well-crafted activities and associated assessments, a well-planned and maintained environment, and ongoing parent communication.

Each program provides a balance of teacher-facilitated and child-directed activities that address both the intellectual and physical developmental needs of young children. Intellectual activities are designed to promote language development, early literacy, and pre-writing skills as well as cognitive development, problem solving, imagination, and creativity. Physical activities are designed to increase gross and fine motor skills such as dexterity and eye-hand coordination.

For infants and toddlers, activities are planned for a variety of developmental areas. As infants become toddlers, more activities focus on nurturing their need for independence and practicing fine motor skills that help toddlers learn to feed themselves, walk, and communicate. Some of the many activities included in the infant and toddler curricula are songs, finger plays, art projects, storytelling, and exercises. These activities are designed to build the foundation for social skills such as sharing and getting along with others.

The two-year-old curriculum includes activities that provide guidance and practice in developing all-important social and emotional skills, as well as emerging cognitive skills. Creativity and art continue to be reinforced through drawing. Other sample activities include story time, dancing, and singing.

For preschoolers, typically three and four-year-old children, a new Journey(R) curriculum was developed in 2004 and implemented in all La Petite academies in the fall of 2004. The new Journey(R) curriculum is designed with an increased focus on early-literacy and pre-writing skills. The program incorporates ongoing assessments to demonstrate proof of learning for parents. Learning occurs throughout seven Learning Centers that focus on different skills and areas of development. The Company believes the learning outcomes generated by the Journey(R) curriculum surpass those of any major competitor, many of which have not updated their programs in some time, and only provide curriculum-based activities for a portion of the day. The new Journey(R) curriculum, on the other hand, has incorporated the most recent research in early childhood education, and covers the entire day that children are with La Petite.

Pre-kindergartners, typically children that will go to kindergarten the following fall, have their own curriculum designed to ensure that they are ready for more formal schooling at the elementary level. This program is heavily focused on reading readiness, and also includes math, science, character education, social and emotional development, and physical strength and skills development. An important component of this program is based upon Scholastic's Building Language for Literacy program, which is used in all pre-kindergarten classrooms. Careful assessment via teacher observation and portfolio evaluation provides accountability, and the program's focus on understanding individual children's skills provides the necessary flexibility to tailor lesson planning to each child's needs.

The private kindergarten program provides a balanced educational approach that rivals any school district's program. This program meets or exceeds all applicable state requirements. Scholastic's Kindergarten Place, Handwriting without Tears, AIMS Science Program and Everyday Math along with LPA specific report cards, portfolios, and character education round out this program.

The Kids Station curriculum for school age children, typically children ages five through twelve, consists of ten Fun Stations with appropriate activities in each. Examples of these stations include Study Hall, in which the children complete their homework, the Recreation Station, which offers fun indoor games, and Sports Port, which utilizes outdoor areas for sports and other related activities. In addition to allowing children time to complete their homework, the Kids Station program allows children to develop relationships with other children their own age, and participate in enrichment activities such as arts and crafts and fitness. Most locations also provide transportation to and from local elementary schools.

Montessori Unlimited(R) Schools. Montessori is a non-traditional method of education developed by the late Dr. Maria Montessori, who was one of the most influential pioneers in early childhood education in the 20th century. Her methods stress individualized learning and emphasize social interaction and the education of the whole personality rather than the teaching of a specific body of knowledge. Highly trained instructors certified in the Montessori method create a learning environment in which children become energized to explore, investigate, and learn. Children work in mixed age-group classrooms with state-of-the-art Montessori materials that have been designed to stimulate each child's interest in reading, mathematics, geography, and science. Some Montessori Unlimited(R) schools also offer enrichment alternatives in addition to their Montessori programs such as foreign language and computer science.

ACADEMY NETWORK

The Company operates three types of childcare centers: residential Academies, employer-based Academies and Montessori schools. Academies generally operate year-round, five days-a-week and typically are open from 6:30 AM to 6:30 PM. A child may be enrolled in any of a variety of program schedules from a full-time, five-day-per-week plan to as little as two or three half-days a week. A child attending full-time typically spends approximately nine hours-a-day, five days-per-week, at an Academy. The Kids Station program for children ages five to 12 provides extended childcare before and after the elementary school day and transportation to and from the elementary school.

Academy employees include Academy Directors, Assistant Directors (who are generally teachers), full-time and part-time teachers, temporary and substitute teachers, teachers' aides, and non-teaching staff. On average, there are 15 to 20 employees per Academy. Each Academy is managed by an Academy Director. An Academy Director's responsibilities include management of company policies and procedures, curriculum implementation, the establishment of daily, weekly and monthly operating schedules, staffing, marketing to develop and increase enrollment and control of operating expenses. Personnel involved in operations as Academy Director and above are compensated in part on the basis of the profitability and level of parent and employee satisfaction of each Academy for which they have managerial responsibility.

Academy Directors are supervised by 48 District Managers. District Managers have an average of 9 years of experience with the Company, typically are responsible for 7 to 20 Academies and report to one of six Divisional Vice Presidents. District Managers visit their Academies regularly and are in frequent contact to help make decisions and improvements to program quality and profitability. The Divisional Vice Presidents have an average of 5 years of experience with the Company.

Residential Academies. As of July 2, 2005, the Company operated 590 residential Academies. Residential Academies are typically located in residential, middle income neighborhoods, and are usually one-story, air-conditioned buildings located on three-quarters of an acre to one acre of land. A typical Academy also has an adjacent playground designed to accommodate the full age range of children attending the school. The latest Academy design is approximately 10,000 square feet, built on a site of approximately 1.5 acres, with an operating capacity of approximately 185 children and incorporates a closed classroom concept. The Company continues to improve, modernize and renovate existing residential Academies to improve efficiency and operations, to better compete, to respond to the requests of parents and to support the Journey(R) curriculum.

Residential Academies generally have programs to care for children from toddlers to 12 years old arranged in five age groups. In addition, over half of the Academies offer childcare for infants, as young as six weeks old.
Teacher-student ratios vary depending on state requirements but generally decrease with the older child groups.

Employer-Based Academies. As of July 2, 2005, the Company operated 30 employer-based Academies. These Academies utilize an operating model that is very similar to residential Academies including collecting tuition fees directly from the employee parent. They are, however, opened to support businesses, government, hospitals and universities with large, single-site employee populations. Employer-based Academies are located on the employer's property and the employer sponsors and usually support the Academy with free or reduced rent, utilities and custodial maintenance. Employer-based Academies may be operated on a management fee basis, on a profit and loss basis or a variation of the two. Most employer-based Academies also allow community children to attend as a second priority to the business owner employee's children, which helps to maximize the revenue and profit opportunity at each employer-based Academy.

Montessori Unlimited(R) Schools. As of July 2, 2005, the Company's Montessori Unlimited(R) division operated a network of 29 schools offering a traditional Montessori curriculum. Montessori Unlimited(R) schools typically are located in upper-middle income areas and feature brick facades and closed classrooms outfitted with state-of-the-art Montessori materials. Lead teachers and many of the Administrative Directors are certified in the Montessori methodology. The vast majority of Montessori Unlimited(R) students are enrolled for an entire school year. They pay tuition monthly in advance and tuition rates tend to be higher than those at residential Academies.

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

NEW ACADEMY DEVELOPMENT

The Company continues to seek out sites for new school locations within existing markets. As part of this expansion, the Company is looking at build-to-suit leases, and is seeking out "turn-key" opportunities from existing local child-care operators or other users whose facilities meet the Company's needs. Management believes it has developed an effective selection process to identify attractive sites through the use of a newly purchased national site selection/demographic software mapping program. In evaluating the suitability of a particular location, the Company performs an extensive financial analysis of the historical performance of all existing schools, which includes consideration of each facility's structural condition, looking for a positive trend within that market. Once this has been established, the Company concentrates on the demographics of its target customer within a two-mile radius of new school locations.

Newly constructed Academies are generally able to open approximately 36 weeks after the real estate contract is signed. Because a location's early performance is critical in establishing its ongoing reputation, the Academy staff is supported with a variety of special programs to help achieve quick enrollment gains and development of a positive reputation. These programs include investment in local marketing prior to the opening.

The Company has also expanded its efforts to seek out potential acquisitions of existing pre-school operators. The evaluation potential acquisitions is focused on existing markets, taking into consideration the effects an acquisition could have on the Companies existing portfolio within that market.

During fiscal 2005, the Company opened three employer-based Academy, and seven residential-based Academy. Six of the new school openings were through acquisitions.

TUITION

Academy tuition depends upon a number of factors including, but not limited to, location of an Academy, age of the child, full or part-time attendance, utilization and competition. The Company also provides various tuition discounts primarily consisting of sibling, staff, and Preferred Employer Program. Parents also pay an annual registration fee. Tuition and fees are payable weekly and in advance for most residential and employer-based Academies and monthly and in advance for Montessori schools. Other fees include activity fees for summer activities and supply fees for Pre-Kindergarten and Private Kindergarten programs. Management estimates that state governments subsidize the tuition for approximately 25% of the children under its care.

MARKETING AND ADVERTISING

The Company's advertising plans are multi-faceted and heavily dependent on direct response programs, including consumer and business-to-business direct mail, mass media, and electronic media and personalized mail to former prospects and families. Additional training is provided to Academy Directors as plans are rolled out throughout the country, including enhanced phone and tour sales training and tools.

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

The WOW! program, which was launched in January 2003 and is now available to Academy Directors electronically through the company intranet, continues to provide clear and tangible facility expectations for Academy Directors, with accountability on the District Manager level. The purpose of this program is to insure that the Academies appearance and program execution is consistent throughout the system. The five sections of the WOW! Program provide Academy Directors with a clear set of minimum facility expectations, an overview, and Q & A for each section. The WOW! Assessments are now a component of the regularly conducted academy operations reviews, and will be updated as new programs are introduced.

An internal launch of the new Journey(R) program for preschoolers commenced in April, 2004. The implementation and the promotion of this program continued throughout fiscal year 2005. The focus of the early phase of this launch was to "educate and motivate" the Academy employees and Field Management team so that they, in turn, will share their enthusiasm with current and prospective parents. In addition, along with the New Journey(R) Preschool launch, a Transition process was introduced to assist Academy Directors in re-selling to current two year old parents as they prepare their child for a successful transition to preschool.

The Parent Advisory Liaison continues in many Academies across the system and encourages increased parent participation and loyalty, forms partnerships between staff and parents, and creates a forum for the exchange of ideas between staff and parents for the benefit of children. To further encourage retention, the La Petite Academy Service Guarantee was implemented in July 2002. This guarantee simply states: (i) the Company's education professionals are committed to exceeding the customer's expectations and (ii) for the Company's newly enrolled customers, after 90 days, if the Company does not meet their expectations, the Company will guarantee to refund the customer's last registration fee.

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

During fiscal year 2005, the Company continued to expand its infrastructure, with over 600 schools now equipped with secure, high-speed broadband connections. A Corporate Performance Management initiative resulted in new business reporting and analysis capabilities that allow school management and their supervisors, as well as Support Center analysts, to better diagnosis and correct operating issues. New systems and procedures were put in place to improve cash reconciliation. ADMIN enhancements included measures for improved security and reliability, as well as a continued focus on controls, especially over third party contract-related transactions.

COMPETITION

The United States preschool education and childcare industry is highly fragmented and competitive. The Company's competition consists principally of local nursery schools and childcare centers, some of which are non-profit (including religious-affiliated centers), providers of services that operate out of their homes and other for-profit companies, which may operate a number of centers. Local nursery schools and childcare centers generally charge less for their services. Many religious-affiliated and other non-profit childcare centers have no or lower rental costs than the Company, may receive donations or other funding to cover operating expenses and may utilize volunteers for staffing. Consequently, tuition rates at these facilities are commonly lower than the Company's rates. Additionally, fees for home-based care are normally lower than fees for center-based care because providers of home care are not always required to satisfy the same health, safety or operational regulations as the Company's Academies. The competition also consists of other large, national, for-profit childcare companies that may have more aggressive tuition discounting and other pricing policies than La Petite. The Company competes principally by offering trained and qualified personnel, professionally planned educational and recreational programs that emphasize the individual development of the child, well-equipped facilities and additional services such as transportation.

REGULATION AND GOVERNMENTAL INVOLVEMENT

Childcare centers are subject to numerous state and local regulations and licensing requirements, and the Company has policies and procedures in place in order to comply with such regulations and requirements. Although state and local regulations vary from jurisdiction to jurisdiction, government agencies generally review the ratio of staff to enrolled children, the safety, fitness and adequacy of the buildings and equipment, the dietary program, the daily curriculum, staff training, record keeping, transportation policies and compliance with health and safety standards. In certain jurisdictions, regulations have been enacted or are being considered which establish requirements for employee background checks or other clearance procedures for new employees of childcare centers or vehicle operators. In most jurisdictions, governmental agencies conduct scheduled and unscheduled inspections of childcare centers, and licenses must be renewed periodically. Failure by an Academy to comply with applicable regulations can subject it to state sanctions, which might include the Academy being placed on probation or, in more serious cases, suspension or revocation of the Academy's license to operate and could also lead to sanctions against other Academies located in the same jurisdiction. In addition, this type of action could result in reputational damage extending beyond that jurisdiction.

Management believes the Company is in material compliance with all applicable regulations and licensing requirements. However, there is no assurance that a licensing authority will not determine a particular Academy to be in violation of applicable regulations and take action against that Academy. In addition, there may be changes in regulations and licensing requirements, such as changes in the required ratio of staff personnel to enrolled children that could have a material adverse effect on the Company's operations.

Certain tax incentives exist for childcare programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 35% of certain childcare expenses for "qualifying individuals" (as defined in the Code). The fees paid to the Company for childcare services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21 of the Code.

Various state and federal programs provide childcare assistance to low-income families. These programs are generally administered through state and local agencies. Management estimates approximately 25% of operating revenue is generated from such federal and state programs. Although no federal license is required at this time, there are minimum standards that must be met to qualify for participation in certain federal subsidy programs. Many states utilize tiered reimbursement programs. These programs typically have quality tiers that allow higher reimbursement for low-income programs that meet the highest quality standards.

Government, at both the federal and state levels, is involved in actively expanding the quality and availability of childcare services. Federal support is delivered at the state level through government-operated educational and financial assistance programs. Childcare services offered directly by states include training for childcare providers and resource and referral systems for parents seeking childcare. The state of Georgia has an extensive Government-funded private sector preschool program in which the Company participates. The state of Florida will be implementing a Government-funded private sector preschool program in the upcoming school year. Other states are evaluating preschool programs based upon the Georgia and Florida models.

In September of 1998, the National Highway Transportation Safety Administration (NHTSA) issued interpretative letters that modified its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell fifteen-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be "used significantly" to transport children to and from school or school-related events. The Company currently maintains a fleet of approximately 1,160 fifteen-passenger vans and 140 school buses for use in transportation of children which management believes are safe and effective vehicles for that purpose. The Company's current fleet meets all necessary federal, state, and local safety requirements. In accordance with the NHTSA requirements, all new fleet additions or replacements must meet school bus standards.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION PROVISIONS

Compliance with federal, state and local laws and regulations governing pollution and protection of the environment is not expected to have any material effect upon the financial condition or results of operations of the Company.

TRADEMARKS

A federally registered trademark in the United States is effective for ten years subject only to a required filing and the continued use of the mark by the registrant. A federally registered trademark provides the presumption of ownership of the mark by the registrant in connection with its goods or services and constitutes constructive notice throughout the United States of such ownership. The Company has various registered trademarks and servicemarks covering the name La Petite Academy, its logos, and a number of other names, slogans and designs, including, but not limited to: La Petite Journey(R), Parent's Partner, SuperStars and Montessori Unlimited(R). Management believes that the Company name and logos are important to its operations and intends to continue to renew the registration thereof.

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

EMPLOYEES

As of July 2, 2005, the Company employed approximately 10,000 full time employees and 2,700 part time employees. The Company's employees are not represented by any organized labor unions or employee organizations and management believes relations with employees are good.

ITEM 2. PROPERTIES

As of July 2, 2005, the Company operated 649 Academies, 566 of which were leased under operating leases, 68 of which were owned and 15 of which were operated in employer-owned centers. Most of these Academy leases have 15-year terms, some have 20-year terms, many have renewal options, and most require the Company to pay utilities, maintenance, insurance and property taxes. In addition, some of the leases provide for contingent rentals, if the Academy's operating revenue exceeds certain base levels. The

Company also leases administrative office space in the cities of Chicago, Illinois, Overland Park, Kansas, Charlotte, North Carolina, and Burbank, California.

Because of different licensing requirements and design features, Academies vary in size and licensed capacity. Academies typically contain 5,400 to 10,000 square feet in a one-story, air-conditioned building located on three-quarters of an acre to one acre of land. Each Academy has an adjacent playground designed to accommodate the full age range of children attending the Academy. Licensed capacity for the same size building varies from state to state.

The following table summarizes Academy openings and closings for the indicated periods.

FISCAL YEAR                   2005   2004   2003   2002   2001
-----------                   ----   ----   ----   ----   ----
Academies:
Open at Beginning of Period    641    648    715    734    752
Opened During Period            10      2      6      8      6
Closed During Period            (2)    (9)   (73)   (27)   (24)
                               ---    ---    ---    ---    ---
Open at End of Period          649    641    648    715    734
                               ===    ===    ===    ===    ===

During the 2005 fiscal year, the Company opened seven Journey-based Academies and three employer-based Academies. During that same period, the Company closed two Journey-based Academies. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

The following table shows the number of locations operated by the Company as of July 2, 2005:

Alabama       (13)   Indiana       (13)   Nevada           (13)   Tennessee        (24)
Arizona       (24)   Iowa          (5)    New Jersey       (2)    Texas            (97)
Arkansas      (4)    Kansas        (19)   New Mexico       (16)   Utah             (4)
California    (50)   Kentucky      (4)    New York         (1)    Virginia         (34)
Colorado      (18)   Louisiana     (1)    North Carolina   (24)   Washington, DC   (1)
Connecticut   (2)    Maryland      (15)   Ohio             (17)   Washington       (14)
Delaware      (1)    Minnesota     (5)    Oklahoma         (21)   Wisconsin        (20)
Florida       (78)   Mississippi   (3)    Oregon           (5)
Georgia       (32)   Missouri      (23)   Pennsylvania     (5)
Illinois      (18)   Nebraska      (8)    South Carolina   (15)

The leases have initial terms expiring as follows:

   YEARS INITIAL     NUMBER OF
LEASE TERMS EXPIRE   ACADEMIES
------------------   ---------
2006                    102
2007                    115
2008                     98
2009                     87
2010                     61
2011 and later          103
                        ---
                        566
                        ---

At July 2, 2005, the Company leased 566 Academies from approximately 262 lessors. The Company has generally been successful when it has sought to renew expiring Academy leases.

ITEM 3. LEGAL PROCEEDINGS

The Company has litigation pending which arose in the ordinary course of its business. In management's opinion, no litigation in which the Company currently is involved will result in liabilities that will have a material adverse effect on its financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Parent is not publicly traded. As of September 30, 2005, LPA owned 66.0% of the Parent's outstanding common stock, Vestar/LPT Limited Partnership owned 2.7%, management owned 0.3% and former management owned 31.0%. In addition, the Class C Units of LPA issued to management of Parent from time to time will, upon the achievement of enumerated valuation thresholds set forth in the Operating Agreement, represent in the aggregate up to 13% of the economic interests of LPA.

No cash dividends were declared or paid on the Parent's common stock during the 2005 and 2004 fiscal years. The Company's 10% Series B Senior Notes due 2008 (Senior Notes) and preferred stock (see Note 4 and Note 8 to the consolidated financial statements) contain certain covenants that, among other things, do not permit Parent to pay cash dividends on its common or preferred stock now or in the immediate future.

As of September 30, 2005, there were 14 holders of record of Parent's common stock.

Note 11 of the consolidated financial statements contains a description of the stock based compensation plans of Parent, including the number of securities available for future issuance under such plans and whether such plans were approved by Parent's security holders.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to 6,669,734 shares of its Series B convertible preferred stock. In accordance with such commitment, during fiscal 2005, LPA, as one of the Electing Stockholders, purchased 459,982 shares of Series B preferred stock in December 2004 for $1.0 million. Each of the foregoing transactions was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereunder, as transactions not involving any public offering. In each of such transactions, no general solicitation was made, the securities sold are subject to transfer restrictions, and the certificates evidencing such securities contains an appropriate legend stating such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in connection with any of these sales of Parent's equity securities.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS OF DOLLARS)

The following selected financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this annual report on Form 10-K. The Company's fiscal year ends on the Saturday closest to June 30.

                                                  52 WEEKS    53 WEEKS    52 WEEKS    52 WEEKS    52 WEEKS
                                                   ENDED       ENDED       ENDED       ENDED       ENDED
                                                  JULY 2,     JULY 3,     JUNE 28,    JUNE 29,    JUNE 30,
                                                    2005      2004 (A)      2003        2002      2001 (A)
                                                 ---------   ---------   ---------   ---------   ---------
INCOME STATEMENT DATA

Revenue                                          $ 393,992   $ 383,491   $ 390,165   $ 391,205   $ 384,924

Operating expenses, exclusive of restructuring
   charges and asset impairments                   373,760     362,199     376,520     388,871     374,051
   Restructuring charges (reversals) (b)               122        (864)      4,908       3,208       2,455
   Asset impairments (c)                             1,174         692       3,057      57,436          --
                                                 ---------   ---------   ---------   ---------   ---------
Total operating expenses                           375,056     362,027     384,485     449,515     376,506
                                                 ---------   ---------   ---------   ---------   ---------
Operating (loss) income                             18,936      21,464       5,680     (58,310)      8,418
Interest expense (d)                                31,286      30,354      21,509      21,902      20,487
Interest income                                        (86)        (43)       (127)       (204)        (85)
                                                 ---------   ---------   ---------   ---------   ---------
Loss before income taxes                           (12,264)     (8,847)    (15,702)    (80,008)    (11,984)
Provision (benefit) for income
   taxes                                                80          66         246      (3,236)     16,204
                                                 ---------   ---------   ---------   ---------   ---------
Net loss                                           (12,344)     (8,913)    (15,948)    (76,772)    (28,188)
Other comprehensive income (loss):
   Derivative adjustments, net                          --          --          --          --         492
   Amounts reclassified into operations                (74)        (86)        (86)        (85)       (161)
                                                 ---------   ---------   ---------   ---------   ---------
Comprehensive loss                               $ (12,418)  $  (8,999)  $ (16,034)  $ (76,857)  $ (27,857)
                                                 =========   =========   =========   =========   =========

BALANCE SHEET DATA (AT END OF PERIOD)
Total assets                                     $  77,655   $  75,862   $  78,089   $  91,568   $ 148,665
Total long-term debt and capital lease             191,370     184,731     197,908     196,963     193,211
   obligations
Preferred stock                                    116,634     102,613      86,117      75,649      52,623
Stockholders' deficit                             (293,012)   (279,417)   (269,411)   (243,654)   (158,771)

OTHER DATA
Cash flows from operating activities                 8,312      10,922        (120)      4,401       3,450
Cash flows from investing activities               (10,853)     (7,372)     (4,107)     (8,791)    (14,313)
Cash flows from financing activities                   966      (5,540)     (2,339)     15,068      12,269
Depreciation and amortization                        9,498       8,776      10,372      14,664      14,966
Capital expenditures                                10,153       8,373       5,594       9,629      14,502
Proceeds from sale of assets                            --       1,001       1,487         838         189
Ratio of earnings to fixed charges (e)                  (e)         (e)         (e)         (e)         (e)
Academies at end of period                             649         641         648         715         734
FTE utilization during the period (f)                   62%         61%         62%         63%         63%

a) On April 18, 2001, the Company changed its fiscal year end from the 52 or 53-week period ending on the first Saturday in July to the 52 or 53-week period ending on the Saturday closest to June 30. The fiscal year ended July 3, 2004 contains 53 weeks.

b) Restructuring charges resulted from management's decision to close certain Academies where conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. These charges consist principally of the present value of rent (net of anticipated sublease income), real estate taxes, common area maintenance charges, and utilities, the write-off of goodwill associated with closed Academies, and the write-down of fixed assets to fair market value. Reversals are principally due to settlement of lease liabilities for less than the recorded reserves. See Note 12 to the consolidated financial statements included in Item 8 of this report for further discussion.

c) During fiscal years 2005, 2004 and 2003, the Company identified conditions, including a projected current year operating loss as well as negative cash flows in certain of the Company's schools, as indications that the carrying amount of certain long-lived assets may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of long-lived assets at these schools using a cash flow projection based on the remaining useful lives of the assets. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets at certain of these schools. As a result, the Company recognized impairment losses of $1.2 million, $0.7 million and $3.1 million related to property and equipment in fiscal 2005, 2004 and 2003, respectively. During fiscal year 2002, the Company recognized asset impairment losses of $57.4 million, of which $52.3 million related to goodwill and $5.1 million related to property and equipment.

d) Interest expense includes $11.8 million and $10.5 million in dividends and accretion for fiscal years 2005 and 2004 respectively, as a result of the Company's adoption of SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (See Note 8 to the consolidated financial statements included at Item 8 of this report). Interest expense also includes $1.1 million, $1.1 million, $1.2 million, $1.0 million, and $1.1 million of amortization of deferred financing costs for fiscal years 2005, 2004, 2003, 2002, and 2001, respectively.

e) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes and extraordinary items, plus fixed charges. Fixed charges consists of interest expense on all indebtedness, amortization of deferred financing costs, and one-third of rental expense on operating leases representing that portion of rental expense that the Company deemed to be attributable to interest. For the 52 weeks ended July 2, 2005, the 53 weeks ended July 3, 2004, the 52 weeks ended June 28, 2003, June 29, 2002, and June 30, 2001, earnings were inadequate to cover fixed charges by $12.3 million $8.8 million, $15.7 million, $80.0 million, and $12.0 million, respectively.

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

The Company utilizes a 52 or 53-week fiscal year ending on the Saturday closest to June 30. The tables below present the results of the 52 weeks ended July 2, 2005, the results of the 53 weeks ended July 3, 2004, and the results of the 52 weeks ended June 28, 2003 (herein referred to as the 2005 year, the 2004 year, and the 2003 year).

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

OVERVIEW

La Petite is the largest privately held and one of the leading for-profit preschool educational facilities in the United States based on the number of centers operated. The Company provides center-based educational services and childcare to children between the ages of six weeks and 12 years. The Company also operates Montessori schools that employ the Montessori method of teaching, a classical approach that features the programming of tasks with materials presented in a sequence dictated by each child's capabilities.

The majority of the Company's revenue comes from the tuition and fees that it charges for attendance at its Academies. Academy tuition depends upon a number of factors including, but not limited to, location of an Academy, age of the child, full or part-time attendance, utilization and competition. The Company also provides various tuition discounts primarily consisting of sibling, staff, and Preferred Employer Program. Parents also pay an annual registration fee. Tuition and fees are payable weekly and in advance for most residential and employer-based Academies and monthly and in advance for Montessori schools. Other fees include activity fees for summer activities and supply fees for Pre-Kindergarten and Private Kindergarten programs. Tuition rates per FTE are impacted by the age mix of children and generally decrease as the age of the children increase. Over the past year the Company has experienced increases in its infant, toddler and preschool classrooms while experiencing decreases in its before and after school programs. Overall FTE attendance improved during the second half of the 2005 year. While FTE Attendance was down 0.3% during the first half of the 2005 year as compared to the same period last year, FTE attendance was up 2.5% during the second half of the 2005 year and was up 1.1% for the full 52 weeks ended July 2, 2005 as compared to the same period last year.

Management estimates that state and county governments subsidize the tuition for approximately 25% of the children under its care. FTE attendance in this area is dependent on the level of governmental funding for childcare assistance programs. In the 2004 year and into the early part of the 2005 year, FTE attendance was negatively impacted by the level of governmental funding for childcare assistance programs, which declined or remained unchanged in many areas. During the second half of the 2005 year, the impact began to level off and turn around in many areas. During the first half of the 2005 year enrollments in governments subsidized programs were down 4.2% as compared to the prior year. During the second half of the 2005 year enrollments in governments subsidized programs increased and were up 0.5% as compared to the prior year. For the full 2005 year, enrollments in governments subsidized programs were down 2.0% as compared to the prior year

Historically, operating revenue has followed the seasonality of the school year. The number of new children attending the Company's schools is highest in September-October and January-February, generally referred to as the fall and winter enrollment periods. Revenues tend to decline during the calendar year-end holiday period and during the summer.

Operating expenses consist of both direct costs associated with the operation of our schools and administrative costs associated with the operation of our field and corporate support centers.

Direct labor costs at the Company's schools represent the largest component of operating expenses. Direct labor costs per FTE are impacted by the age mix of children and generally decrease as the age of the children increase. For the 2005 year, the Company experienced some decreased in labor productivity at its established schools, measured in labor hours per FTE as compared to the prior year. Some of the decrease in productivity was due to non recurring training time related to the rollout of a new preschool curriculum program during the first quarter of the 2005 year. Labor has also been negatively impacted by the change in age mix noted above, with the increase in infants and toddlers requiring significantly more labor hours per FTE. Management has focused on improving labor productivity through the use of a labor scheduling tool which assists the school directors in the optimization of labor costs. As a result of these and other efforts, the year over year increase in total labor hours per FTE at established schools, was reduced from 3.2% in the first half of the 2005 year to 0.3% in the second half of the 2005 year. For the full 52 weeks ended July 2, 2005, total labor hours per FTE at established schools increased 1.9% as compared to the prior year. Administrative labor costs have also increased as management has reduced spans of control through the hiring of additional divisional vice presidents and district managers and as management has added additional staff support at the Company's corporate office. Management believes the reduction in spans of control and the increase in support staff will provide for improved internal control and will assist Academy Directors to grow new enrollment, implement program quality improvements and more effectively manage Academy direct labor costs.

Facility lease expense is the second largest component of operating expenses. Most of the Company's school locations are leased under operating leases, generally with 15 year terms. Many leases have renewal options and some provide for contingent rentals if the Academy's operating revenue exceeds certain base levels. The Company has experienced increases in lease costs, principally due to market rate increases, increases in lease payments for facilities with contingent rent provisions and in some cases, increases resulting from negotiated landlord funded capital improvements. Other significant operating costs include repairs and maintenance, food, insurance, utilities, supplies, depreciation and real estate taxes.

2005 COMPARED TO 2004 RESULTS

                                               52 WEEKS ENDED          53 WEEKS ENDED
                                                JULY 2, 2005            JULY 3, 2004
                                           ---------------------   ---------------------
                                                      Percent of              Percent of
(IN THOUSANDS OF DOLLARS)                   Amount      Revenue     Amount      Revenue
-------------------------                  --------   ----------   --------   ----------
Revenue                                    $393,992     100.0%     $383,491     100.0%
Operating expenses:
   Salaries, wages and benefits             221,668      56.3       214,844      56.0
   Facility lease expense                    47,137      12.0        44,924      11.7
   Depreciation                               9,498       2.4         8,776       2.3
   Restructuring charges (reversals)            122        --          (864)     (0.2)
   Asset impairments                          1,174       0.3           692       0.2
   Provision for doubtful accounts            1,526       0.4         2,490       0.6
   Other                                     93,931      23.8        91,165      23.8
                                           --------     -----      --------     -----
Total operating expenses                    375,056      95.2       362,027      94.4
                                           --------     -----      --------     -----
Operating income                           $ 18,936       4.8%     $ 21,464       5.6%
                                           ========     =====      ========     =====

The Company operated 649 schools at the end of the 2005 year as compared to 641 at the end of the 2004 year. The net increase of 8 schools is a result of 10 openings and 2 closures. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

Operating revenue. Operating revenue increased $10.5 million or 2.7% during the 2005 year as compared to the 2004 year. Excluding the 53rd week from the 2004 year, operating revenue would have increased $17.5 million, or 4.6%, from the 2004 year. The operating revenue increase consists of a $9.0 million increase at established schools, and a $2.8 million increase at new schools offset by a $1.3 million reduction in operating revenue at closed schools. Excluding the 53rd week from the 2004 year, tuition revenue at established schools increased 3.7% during the 2005 year as compared to the 2004 year. The increase in tuition revenue at established schools reflects a 3.1% increase in the average weekly FTE tuition rates and a 0.6% increase in FTE attendance. The increase in average weekly tuition per FTE was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization along with an increase in FTE attendance. The increase in FTE attendance was principally due to increases in infant, toddler and preschool classroom attendance.

Salaries, wages and benefits. Salaries, wages and benefits increased $6.8 million or 3.2% during the 2005 year as compared to the 2004 year. Excluding the 53rd week from the 2004 year, salaries would have increased $10.9 million, or 5.2%, from the 2004 year. As a percentage of revenue, labor costs were 56.3% for the 2005 year as compared to 56.0% for the 2004 year. The increase in salaries, wages and benefits includes increased labor costs of $6.5 million at established schools, increased field management and corporate administration labor costs of $2.3 million, and increased labor costs of $1.6 million at new schools, offset by decreased benefit costs of $1.5 million, a $1.4 million decrease in bonus costs and reduced labor costs of $0.7 million at closed schools. Excluding the impact of the 53rd week, staff labor costs at established schools would have increased $10.0 million or 5.6%. The increase in labor costs at established schools, excluding the impact of the 53rd week was mainly due to a 3.0% increase in average hourly wage rates and a 2.5% increase in labor hours as compared to the same period in the prior year.

Facility lease expense. Facility lease expense increased $2.2 million or 4.9% during the 2005 year as compared to the 2004 year. The increase in facility lease expense was principally a result of increased rents due to lease renewals, and new equipment leases, offset by decreases in lease payments for facilities with contingent rent provisions.

Depreciation and amortization. Depreciation expense increased $0.7 million or 8.2% during the 2005 year as compared to the 2004 year. The increase in depreciation expense was principally due to increased capital spending on leasehold improvements and school curriculum, offset by a decrease in depreciation expense related to computer equipment.

Restructuring charges (reversals). In the 2005 year, the Company recorded adjustments to its previously established restructuring reserves which had the net effect of increasing the reserves by $0.1 million, These adjustments were principally due to the under-realization of sublet income and the settlement of rent liabilities for more than the recorded reserves, offset by the settlement of contractual repairs and maintenance costs, and real estate taxes for less than the recorded reserves. In the 2004 year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of reducing the reserves by $0.9 million. These adjustments included restructuring charges of $0.5 million, primarily due to repairs and maintenance costs related to closed schools, offset by recoveries of $1.5 million principally due to settlement of lease liabilities related to previously closed schools. In the 2004 year, the Company also recognized restructuring charges of $0.1 million in connection with the closure of 6 schools. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Asset impairments. During the 2005 year and the 2004 year, the Company identified conditions, including a projected current year operating loss as well as negative cash flows in certain of the Company's schools, as indications that the carrying amount of certain long-lived assets may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of long-lived assets at these schools using a cash flow projection based on the remaining useful lives of the assets. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets at certain of these schools. As a result, the Company recognized impairment losses of $1.2 million and $0.7 million related to property and equipment in the 2005 and 2004 years, respectively.

Provision for doubtful accounts. The provision for doubtful accounts decreased $1.0 million or 38.7% during the 2005 year as compared to the 2004 year. The decrease in the provision for doubtful accounts is principally the result of improved billing practices and enhanced collection efforts over the prior year.

Other operating costs. Other operating costs increased $2.8 million or 3.0% from the same period last year. Other operating costs include repairs and maintenance, food, insurance, utilities, supplies, real estate taxes, transportation, professional fees, marketing, travel, bank overages and shortages, training, data processing, personnel, recruitment, and other miscellaneous costs. The increase in other operating costs was due primarily to increases in credit card fees, supplies, food costs, insurance, and data processing costs, offset by decreases in professional fees, repair and maintenance, transportation costs, and personnel expense. As a percentage of revenue, other operating costs were 23.8% for both the 52 weeks ended July 2, 2005, and the 53 weeks ended July 3, 2004.

Operating income. As a result of the foregoing, operating income was $18.9 million for the 2005 year as compared to $21.5 million for the 2004 year. Excluding the impact of the 53rd week, operating income for the 2004 year would have been $19.2 million.

Interest expense. Net interest expense increased $0.9 million or 2.9% during the 2005 year as compared to the 2004 year. The increase was principally due to increased interest expense on the accrued dividends and accretion related to Company's Series A preferred stock, offset by decreased interest expense on the term loan and decreased accretion related to the closed school liability. The charges to interest expense on the Series A preferred stock dividends are currently non-cash charges because such accrued dividends are added to the Series A preferred stock liquidation value. Commencing on July 1, 2005, the Series A preferred stock dividends became payable in cash, subject to the limitations in the Company's senior credit agreement which prohibit such payments without the lenders' prior consent. Absent such consent, the dividends will continue to be added to the Series A preferred stock liquidation value.

Income tax rate. Income tax expense was $0.1 million in both the 2005 year and the 2004 year. The effective tax rate was 0% in the 2005 and 2004 years due to the loss before income taxes in both years and the Company's provision of a full valuation allowance against deferred tax assets created in the 2005 and 2004 years.

2004 COMPARED TO 2003 RESULTS IN THOUSANDS OF DOLLARS

                                               53 WEEKS ENDED          52 WEEKS ENDED
                                                JULY 3, 2004           JUNE 28, 2003
                                           ---------------------   ---------------------
                                                      Percent of              Percent of
(IN THOUSANDS OF DOLLARS)                   Amount      Revenue     Amount      Revenue
-------------------------                  --------   ----------   --------   ----------
Revenue                                    $383,491     100.0%     $390,165     100.0%
Operating expenses:
   Salaries, wages and benefits             214,844      56.0       214,414      55.0
   Facility lease expense                    44,924      11.7        45,652      11.7
   Depreciation and amortization              8,776       2.3        10,372       2.7
   Restructuring charges (reversals)           (864)     (0.2)        4,908       1.3
   Asset impairments                            692       0.2         3,057       0.8
   Provision for doubtful accounts            2,490       0.6         2,802       0.7
   Other                                     91,165      23.8       103,280      26.5
                                           --------     -----      --------     -----
Total operating expenses                    362,027      94.4       384,485      98.5
                                           --------     -----      --------     -----
Operating income (loss)                    $ 21,464       5.6%     $  5,680       1.5%
                                           ========     =====      ========     =====

The Company operated 641 schools at the end of the 2004 year as compared to 648 at the end of the 2003 year. The net decrease of 7 schools is a result of 2 openings and 9 closures, 3 of which were due to the combining of these operations with other school locations. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

Operating revenue. Operating revenue decreased $6.7 million or 1.7% during the 2004 year as compared to the 2003 year. Excluding the 53rd week from the 2004 year, operating revenue would have decreased $13.7 million, or 3.5%, from the 2003 year to $376.5 million. The operating revenue decrease consists of a $15.1 million reduction in operating revenue at closed schools offset by a $6.8 million increase at established schools, and a $1.6 million increase at new schools. The revenue increase at established schools was the result of selective price increases that were put into place based on geographic market conditions and class capacity utilization. This increase was partially offset by decreased FTE attendance. FTE attendance in the 2004 year was negatively impacted by the level of governmental funding for childcare assistance programs, which declined or remained unchanged in many areas.

Salaries, wages and benefits. Salaries, wages and benefits increased $0.4 million or 0.2% during the 2004 year as compared to the 2003 year. Excluding the 53rd week from the 2004 year, salaries would have decreased $3.6 million, or 1.7%, from the 2003 year to $210.8 million. As a percentage of revenue, labor costs were 56.0% for the 2004 year as compared to 55.0% for the 2003 year. The increase in salaries, wages and benefits includes increased field management and corporate administration labor costs of $1.9 million, increased labor costs of $5.7 million at established schools, increased labor costs of $0.8 million at new schools, and a $1.0 million increase in bonus costs offset by reduced labor costs of $8.9 million at closed schools and decreased benefit costs of $0.2 million. Excluding the impact of the 53rd week, labor costs at established schools would have increased $2.3 million or 1.3%. The increase in labor costs at established schools, excluding the impact of the 53rd week was mainly due to a 1.3% increase in average hourly wage rates offset by a 0.2% decrease in labor hours as compared to the same period in the prior year.

Facility lease expense. Facility lease expense decreased $0.7 million or 1.6% during the 2004 year as compared to the 2003 year. The decrease in facility lease expense was mainly due to closed schools, offset by increases in lease payments for facilities with contingent rent provisions, increases due to lease renewals, and lower rent credits resulting from certain unfavorable lease liabilities becoming fully utilized prior to the end of the 2004 year.

Depreciation and amortization. Depreciation expense decreased $1.6 million or 15.4% during the 2004 year as compared to the 2003 year. The decrease in depreciation expense was principally due to the reduction in the carrying value of fixed assets as a result of the impairment charge recognized in the fourth quarter of the 2003 year and the write off the leasehold improvements related to school closures in the 2003 year.

Restructuring charges (reversals). In the 2004 year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of reducing the reserves by $0.9 million. These adjustments included restructuring charges of $0.5 million, primarily due to repairs and maintenance costs related to closed schools, offset by recoveries of $1.5 million principally due to settlement of lease liabilities related to previously closed schools. In the 2004 year, the Company also recognized restructuring charges of $0.1 million in connection with the closure of 6 schools. In the 2003 year, the Company recognized restructuring charges of $7.4 million in connection with the closure of 73 schools and $0.4 million in connection with the write-down to fair market value of real estate properties held for disposal, offset by recoveries of $2.9 million principally due to settlement of lease liabilities related to previously closed schools. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Asset impairments. During the 2004 year and the 2003 year, the Company identified conditions, including a projected current year operating loss as well as negative cash flows in certain of the Company's schools, as indications that the carrying amount of certain long-lived assets may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of long-lived assets at these schools using a cash flow projection based on the remaining useful lives of the assets. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets at certain of these schools. As a result, the Company recognized impairment losses of $0.7 million and $3.1 million related to property and equipment in the 2004 and 2003 years, respectively.

Provision for doubtful accounts. The provision for doubtful accounts decreased $0.3 million or 11.1% during the 2004 year as compared to the 2003 year. The decrease in the provision for doubtful accounts is principally the result of improved collection efforts over the prior year.

Other operating costs. Other operating costs decreased $12.1 million or 11.7% during the 2004 year as compared to the 2003 year. Other operating costs include repairs and maintenance, food, insurance, utilities, supplies, real estate taxes, transportation, marketing, professional fees, travel, bank overages and shortages, school activity costs, recruitment, data processing, personnel and other miscellaneous costs. The decrease was due primarily to a $2.6 million decrease in legal and professional fees, a $1.7 million reduction in bank shortages, a $1.4 million decrease in management meeting costs, a $ 1.4 million decrease in insurance costs, a $1.3 million reduction in supplies, a $1.0 million reduction in real estate taxes, along with lower food expenses, transportation, personnel and utilities, offset by a $0.5 million increase in travel costs. As a percentage of revenue, other operating costs decreased to 23.8% in the 2004 year as compared to 26.5% in the 2003 year.

Operating income. As a result of the foregoing, operating income was $21.5 million for the 2004 year as compared to $5.7 million for the 2003 year.

Interest expense. Net interest expense increased $8.9 million or 41.8% during the 2004 year as compared to the 2003 year. The increase was principally due to the $10.5 million impact resulting from the adoption of SFAS No. 150 at the start of the 2004 year, offset primarily by reduced interest expense resulting from the fair value adjustment to the carrying value of the Senior Notes becoming fully amortized prior to the 2004 year and by lower debt fees. SFAS No. 150 impacts the classification of the Company's Series A preferred stock and requires that accrued dividends and accretion related to these shares be classified as interest expense rather than a charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future.

Income tax rate. Income tax expense was $0.1 million in the 2004 year, as compared to $0.2 million in the 2003 year. The effective tax rate was 0% in the 2004 and 2003 years due to the loss before income taxes in both years and the Company's provision of a full valuation allowance against deferred tax assets created in the 2004 and 2003 years.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

Parent and La Petite entered into an agreement on May 11, 1998, providing for a term loan facility and a revolving credit agreement (as amended, the "Credit Agreement"), consisting of a $40 million Term Loan Facility and a $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility in connection with the Recapitalization. Pursuant to an amendment to the Credit Agreement, which was effective as of November 30, 2004, the final maturity of the Credit Agreement was extended to November 15, 2007. This amendment also (i) revised certain existing financial covenant targets required to be maintained by the Company and set new targets for the extended period of the Credit Agreement; (ii) deleted the requirement that LIBOR borrowings pay a predetermined minimum interest rate; and (iii) lowered the minimum dollar amount required to make a borrowing under the Credit Agreement. Payments due under the amortization schedule for the term loan are $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On April 13, 2005, the Company entered into Amendment No. 8 to the Credit Agreement to change the issuing bank of its Letters of Credit and to restore a swingline loan mechanism that was previously deleted by prior amendments to the Company's Credit Agreement. On July 2, 2005, there was $32.5 million outstanding under the term loan and $14.0 million outstanding under the Revolving Credit Facility. In addition, La Petite had outstanding letters of credit in an aggregate amount of $5.1 million, and $5.9 million available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights, as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B 5% convertible redeemable participating preferred stock (Series B preferred stock) at a price of $2.174 per share. LPA has committed to purchase in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered. Purchases may be made at LPA's discretion or upon occurrence of conditions detailed in the Securities Purchase Agreement. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.7 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, 919,963 shares of Series B preferred stock in December 2003 for $2.0 million, and 459,982 shares of Series B preferred stock in December 2004 for $1.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in June 2003, 2,300 shares of Series B preferred stock in November 2003, 1,534 shares of Series B preferred stock in December 2003, and 766 shares of Series B preferred stock in December 2004. Accordingly, at July 2, 2005, the remaining contingent equity commitment from the stockholders of Parent is $7.7 million. Pursuant to Amendment No. 2 to the Securities Purchase Agreement which was effective as of November 30, 2004, the Electing Stockholders agreed to purchase Series B preferred stock if the Company fails at any time to make principal and interest payments on the Senior Notes due 2008. The foregoing obligation is in addition to the existing obligations of the Electing Stockholders to purchase shares of Series B preferred stock; however, the additional obligation does not increase the amount of equity committed by any of the Electing Stockholders. The amendment to the Securities Purchase

Agreement also granted the holders representing a majority of the Senior Notes due 2008 with the right to release the Electing Stockholders from the equity commitments under the Securities Purchase Agreement at any time after the repayment of the debt outstanding under the Credit Agreement.

As of July 2, 2005, LPA beneficially owned 94.0% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and approximately $21.7 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, owns a majority of the voting interests of LPA. On September 28, 2005, certain members of Parent's management, including its President and Chief Executive Officer, and its Chief Financial Officer, were granted Class C Units of LPA. LPA has reserved 100,000 Class C Units to be issued to management of Parent from time to time. Pursuant to the terms of the Operating Agreement of LPA, the Class C Units are non-voting equity interests of LPA and are subject to repurchase by LPA or its designee upon the termination of such person's employment with Parent and La Petite. Upon the achievement of enumerated valuation thresholds set forth in the Operating Agreement, the Class C Units will represent in the aggregate up to 13% of the economic interests of LPA.

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

Cash flows provided by operating activities were $8.3 million during the 2005 year compared to cash flows provided by operating activities of $10.9 million during the 2004 year. The $2.6 million decrease in cash flows from operations was due to a $0.1 million increase in net losses, net of non-cash charges, and decreased working capital amounts of $3.2 million offset by decreased insurance deposits of $0.7 million. Insurance deposits represent cash on deposit at insurance carriers as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

Cash flows used for investing activities were $10.9 million during the 2005 year as compared to $7.4 million during the 2004 year. The $3.5 million increase in cash flows used for investing activities was due to a $1.8 million increase in capital expenditures and acquisition costs of $0.7 million associated with the acquisition of 6 schools, along with a $1.0 million decrease in proceeds from the sale of assets.

Cash flows provided by financing activities were $1.0 million during the 2005 year as compared to cash flows used for financing activities of $5.5 million during the 2004 year. The $6.5 million increase in cash provided by financing activities was due to a $11.1 million increase in revolver borrowings, a $1.5 million decrease in repayment of term loan and capital lease obligations, and a $0.1 million increase in other long term debt, offset by a $4.0 million reduction in proceeds from the issuance of redeemable preferred stock, a $1.6 million decrease in bank overdrafts related to the timing of monthly expense payments, and a $0.6 increase in deferred debt issuance costs.

Cash flows provided by operating activities were $10.9 million during the 2004 year compared to cash flows used for operating activities of $0.1 million during the 2003 year. The $11.0 million increase in cash flows from operations was due to a $6.9 million decrease in net losses, net of non-cash charges, decreased insurance deposits of $3.4 million and increased working capital amounts of $0.7 million. Insurance deposits represent cash held by insurance carriers as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

Cash flows used for investing activities were $7.4 million during the 2004 year as compared to $4.1 million during the 2003 year. The $3.3 million increase in cash flows used for investing activities was due to a $2.8 million increase in capital expenditures and a $0.5 million decrease in proceeds from the sale of assets.

Cash flows used for financing activities were $5.5 million during the 2004 year as compared to $2.3 million during the 2003 year. The $3.2 million increase in cash used for financing activities was due to an $0.1 million increase in repayments of term loan and capital lease obligations and a $10.0 million decrease in net borrowings under the revolving credit agreement, offset by a $4.3 million increase in proceeds from the issuance of Series B preferred stock, a $2.1 million increase in bank overdrafts related to the timing of monthly expense payments, and a $0.5 million decrease in deferred financing costs

Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying financial statements, the Company has a working capital and stockholders' deficit as of July 2, 2005. Over the past three years, there have been instances where the Company was not in compliance with its financial covenants set forth in the Credit Agreement and required multiple equity investments by LPA (see Note 8 to the accompanying consolidated financial statements included in this report) and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included decreased discretionary expense spending and greater realization of revenue resulting from increased controls over the use of tuition discounts and coupons and an increased focus on collection of accounts receivable on the part of the divisional finance staff. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with (i) the remaining $7.7 million of equity commitment, as of July 2, 2005, provided by LPA and certain of the other stockholders of Parent, (ii) the available funds under the Revolving Credit Facility, (iii) the extension of the final maturity date of the Credit Agreement and (iv) revision of certain existing financial covenant targets and establishment of new targets for the extended period of the Credit Agreement, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard, nor can there be any assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

CAPITAL EXPENDITURES

Total capital expenditures for the 52 weeks ended July 2, 2005 and the 53 weeks ended July 3, 2004 were $10.2 million and $8.4 million, respectively. The increase in total capital expenditures was a result of increased spending on maintenance capital expenditures. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 52 weeks ended July 2, 2005 and the 53 weeks ended July 3, 2004 were $8.8 million, and $8.4 million, respectively. Capital expenditures incurred in connection with the development of new schools for the 52 weeks ended July 2, 2005 were $1.3 million. The Company also incurred acquisition costs of $0.7 million in connection with the acquisition of five schools in Wisconsin and one school in Mississippi. For fiscal year 2006, the Company expects capital expenditures to be approximately $9.8 million for maintenance capital expenditures and $2.2 million for new school development.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 52 weeks ended July 2, 2005, the 53 weeks ended July 3, 2004 and the 52 weeks ended June 28, 2003, were $14.6 million, $15.1 million, and $15.1 million, respectively.

CONTRACTUAL COMMITMENTS

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the term of a contract, such as borrowing or lease agreements. Commercial commitments represent obligations for cash performance in the event of demands by third parties or other contingent events, such as lines of credit. Contractual obligations and commercial commitments at July 2, 2005 were as follows, in thousands of dollars:

                                                            Fiscal Year
                             ------------------------------------------------------------------------
                               Total      2006      2007      2008       2009      2010    Thereafter
                             --------   -------   -------   --------   -------   -------   ----------
Long-term debt(a)            $191,570   $   423   $   424   $190,679   $    29   $    15     $    --
Interest on long term debt     50,062    18,063    18,006     13,991         2        --
Capital lease obligations         814       591       177         46        --        --          --
Operating leases              198,402    43,985    35,208     28,195    21,586    15,763      53,665
Letters of credit               5,905     5,905        --         --        --        --          --
Severance agreement(b)            702       200       200        200       102        --          --
                             --------   -------   -------   --------   -------   -------     -------
                             $447,455   $69,167   $54,015   $233,111   $21,719   $15,778     $53,665
                             ========   =======   =======   ========   =======   =======     =======

(a) Long-term debt consists of the term loan and revolving credit facility under the Credit Agreement and Senior Notes.

(b) Commitments under a Separation Agreement the Company's former Chief Executive Officer and President entered into on December 11, 2002.

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

For a description of the Company's significant accounting policies, see "Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies." The following accounting estimates and related policies are considered critical to the preparation of the Company's financial statements due to the business judgment and estimation processes involved in their application.

Revenue recognition. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate time period. Accounts receivable. Accounts receivable are comprised primarily of tuition due from governmental agencies, parents and employers. Accounts receivable are presented at estimated net realizable value. The company use estimates in determining the collectibility of its accounts receivable and must rely on its evaluation of historical trends, governmental funding levels, specific customer issues and current economic trends to arrive at appropriate allowances. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

Long-lived assets. Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the potential impairment of property and equipment whenever events or change in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if the Company's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such estimates consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Impairment charges of $1.2 million were recorded in fiscal 2005 and were shown separately as asset impairment expense in the financial statements.

Self-insurance obligations. The Company self-insures a portion of its general liability, workers' compensation, auto, property and employee medical insurance programs. The Company purchases stop loss coverage at varying levels in order to mitigate its potential future losses. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. The Company estimates the obligations for liabilities incurred but not yet reported or paid based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The accrued obligations for these self-insurance programs were $15.5 million and $15.3 million at July 2, 2005 and July 3, 2004, respectively, see "Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies, Self-insurance Programs." The Company's internal estimates are reviewed annually by a third party actuary. While the Company believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these programs could have a material adverse effect on the Company's financial position, cash flows or results of operations.

Income taxes. Accounting for income taxes requires the Company to estimate its income taxes in each jurisdiction in which it operates. Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities. The Company estimates the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates. The Company determined that, based on cumulative historical pretax losses, it was more likely than not that the deferred tax assets as of July 2, 2005 and July 3, 2004 would not be realized. Therefore, the Company recorded a valuation allowance to fully reserve those deferred tax assets at both fiscal 2005 and 2004 year-end. The provision for income taxes at July 2, 2005 includes a $0.4 million reduction of the valuation allowance and the provision for income taxes at July 3, 2004 includes a $2.5 million reduction of the valuation allowance.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment. The Statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123 (R) as of the first annual period that begins after December 15, 2005. The Company did not issue any stock options in fiscal 2004 or fiscal 2005 and does not expect the adoption of Statement 123 (R) will have a material impact on the Company's financial position or results of operations resulting from the Company's stock option plans in effect as of July 2, 2005. On September 28, 2005, certain members of Parent's management, including its President and Chief Executive Officer, and its Chief Financial Officer, acquired Class C Units of LPA. The Company is currently evaluating the impact of the acquisition by certain members of Parent's management of Class C Units of LPA on the Company's financial position or results of operations upon the adoption of Statement 123
(R).

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by Statement No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do no have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of Statement No. 153 will have a material on the Company's financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", to clarify certain provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Interpretation No. 47 specifies that the term "conditional asset retirement obligation" includes an entity's legal obligation to perform an asset retirement activity for which the timing and (or) method of settlement are conditional on a future event that may or may not be in the control of the entity. This interpretation provides that an entity is required to recognize a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of Interpretation No. 47 will have a material on the Company's financial position or results of operations.

SEASONALITY

See "Item 1. Business -Seasonality."

GOVERNMENTAL LAWS AND REGULATIONS

See "Item 1. Business -Regulation and Government Involvement."

INFLATION AND GENERAL ECONOMIC CONDITION

During the past three years (a period of low inflation) the Company implemented selective increases in tuition rates based on geographic market conditions and class capacity utilization. During the 2005 year, the Company experienced inflationary pressures on average wage rates, as hourly rates increased approximately 3.1%. Management believes this is occurring industry wide and there is no assurance that such wage rate increases can be recovered through future increases in tuition. A sustained recession with high unemployment may have a material adverse effect on the Company's operations.

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

     - Operational factors, including the Company's ability to open and profitably operate Schools, the Company's ability to comply with the covenants contained in the Credit Agreement and the Company's ability to satisfy its debt service obligations, including its obligations to repay the Credit Agreemen when it matures in November 2007 and the notes when they mature in May 2008.

     - Demand factors, including general fluctuations in demand for childcare services and seasonal fluctuations.

     - Competitive factors, including: (a) pricing pressures primarily from local nursery schools and childcare centers and other large, national for-profit childcare companies, (b) the hiring and retention of trained and qualified personnel, (c) the ability to maintain well-equipped facilities and (d) any adverse publicity concerning alleged child abuse at the Company's facilities.

     - Governmental action including: (a) new laws, regulations and judicial decisions related to state and local regulations and licensing requirements, (b) changes in the Federal assistance and funding of childcare services and (c) changes in the tax laws relating to La Petite's operations.

     - Changes in accounting or other standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board.

     - Changes in costs or expenses, changes in tax rates, the effects of acquisitions, dispositions or other events occurring in connection with evolving business strategies.

     - Management's ability to implement plans designed to improve the Company's operating results, cash flows and financial position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness as of July 2, 2005 consisted of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $32.5 million and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to:
(a) an adjusted London inter-bank offered rate ("LIBOR") plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of the administrative agent's published prime rate, a certificate of deposit rate multiplied by the statutory reserve rate, plus the cost of FDIC insurance or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for Alternate Base Rate loans as defined in the Credit Agreement. The Senior Notes mature in May 2008. Pursuant to Amendment No. 7 to the Credit Agreement, effective November 30, 2004, the final maturity of the Credit Agreement was extended to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined).

A 1% increase or decrease in the applicable index rate would result in a corresponding interest expense increase or decrease of $0.5 million per year.

The Company had no derivative instruments at July 2, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

     Report of Independent Registered Public Accounting Firm.

     Consolidated Balance Sheets as of July 2, 2005 and July 3, 2004.

     Consolidated Statements of Operations and Comprehensive Loss for the 52 weeks ended July 2, 2005, the 53 weeks ended July 3, 2004, and the 52 weeks ended June 28, 2003.

     Consolidated Statements of Stockholders' Deficit for the 52 weeks ended July 2, 2005, the 53 weeks ended July 3, 2004, and the 52 weeks ended June 28, 2003.

     Consolidated Statements of Cash Flows for the 52 weeks ended July 2, 2005, the 53 weeks ended July 3, 2004, and the 52 weeks ended June 28, 2003.

     Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LPA Holding Corp.

We have audited the accompanying consolidated balance sheets of LPA Holding Corp. and subsidiaries (the "Company") as of July 2, 2005 and July 3, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the three years in the period ended July 2, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. (a). 2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LPA Holding Corp. and subsidiaries as of July 2, 2005 and July 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Chicago, Illinois
September 23, 2005

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                          JULY 2,    JULY 3,
                                                           2005       2004
                                                         --------   --------
ASSETS
Current assets:
   Cash and cash equivalents                             $  5,967   $  7,542
   Accounts receivable, net of allowance for
      doubtful accounts of $567 and $501, respectively     12,676     10,919
   Insurance deposits (Note 2)                              4,279      3,415
   Supplies inventory                                       4,172      3,949
   Other prepaid expenses                                   2,016        887
   Refundable taxes                                            27         39
                                                         --------   --------
      Total current assets                                 29,137     26,751

Property and equipment, at cost:
   Land                                                     5,442      5,442
   Buildings and leasehold improvements                    88,373     81,479
   Furniture and equipment                                 33,198     30,658
   Construction in progress                                    --         60
                                                         --------   --------
                                                          127,013    117,639
   Less accumulated depreciation                           88,859     79,474
                                                         --------   --------
      Property and equipment, net                          38,154     38,165

Insurance deposits (Note 2)                                 5,134      5,613
Other assets (Note 3)                                       5,230      5,333
                                                         --------   --------
Total assets                                             $ 77,655   $ 75,862
                                                         ========   ========

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                          JULY 2,     JULY 3,
                                                            2005        2004
                                                         ---------   ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Overdrafts due banks                                  $   2,879   $   3,789
   Accounts payable                                          7,784       7,690
   Current maturities of long-term debt and capital
      lease obligations  (Note 4)                            1,014       5,871
   Accrued salaries, wages and other payroll costs          20,284      20,434
   Accrued insurance liabilities                             6,454       5,857
   Accrued property and sales taxes                          3,811       4,041
   Accrued interest payable                                  1,946       1,997
   Reserve for closed schools                                  770       1,002
   Other current liabilities                                 9,619       8,578
                                                         ---------   ---------
      Total current liabilities                             54,561      59,259

Long-term liabilities:
   Long-term debt and capital lease obligations
      (Note 4)                                             191,370     184,731
   Other long-term liabilities (Note 5)                      8,102       8,676
   Series A 12% mandatorily redeemable preferred stock
      (Note 8)                                              91,699      79,866
                                                         ---------   ---------
      Total long-term liabilities                          291,171     273,273

Series B 5% convertible redeemable participating
   preferred stock ($0.01 par value per share);
   13,645,000 shares authorized, 10,006,550 shares and
   9,541,968 shares issued and outstanding; aggregate
   liquidation preference of $24.9 million and $22.7
   million, as of July 2, 2005 and July 3, 2004,
   respectively                                             24,935      22,747

Stockholders' deficit:
   Class A common stock ($0.01 par value per share);
      17,500,000 shares authorized; and 773,403 shares
      issued and outstanding                                     8           8
   Class B common stock ($0.01 par value per share);
      20,000 shares authorized, issued and outstanding

   Common stock warrants                                     8,596       8,596
   Accumulated other comprehensive income                       --          74
   Accumulated deficit                                    (301,616)   (288,095)
                                                         ---------   ---------
      Total stockholders' deficit                         (293,012)   (279,417)
                                                         ---------   ---------
Total liabilities and stockholders' deficit              $  77,655   $  75,862
                                                         =========   =========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(IN THOUSANDS OF DOLLARS)

                                                         52WEEKSENDED   53WEEKSENDED   52WEEKSENDED
                                                            JULY 2,        JULY3,        JUNE 28,
                                                             2005           2004           2003
                                                         ------------   ------------   ------------
Revenue                                                    $393,992       $383,491       $390,165
Operating expenses:
   Salaries, wages and benefits                             221,668        214,844        214,414
   Facility lease expense                                    47,137         44,924         45,652
   Depreciation and amortization                              9,498          8,776         10,372
   Restructuring charges (reversals) (Note 9)                   122           (864)         4,908
   Asset impairments (Note 13)                                1,174            692          3,057
   Provision for doubtful accounts                            1,526          2,490          2,802
   Other                                                     93,931         91,165        103,280
                                                           --------       --------       --------
Total operating expenses                                    375,056        362,027        384,485
                                                           --------       --------       --------
Operating income                                             18,936         21,464          5,680
Interest expense
   Interest on debt                                          19,453         19,865         21,509
   Dividends and accretion on Series A preferred
      stock (Note 6)                                         11,833         10,489             --
                                                           --------       --------       --------
Total interest expense                                       31,286         30,354         21,509
Interest income                                                 (86)           (43)          (127)
                                                           --------       --------       --------
      Net interest expense                                   31,200         30,311         21,382
                                                           --------       --------       --------
Income (loss) before income taxes                           (12,264)        (8,847)       (15,702)
Provision (benefit) for income taxes                             80             66            246
                                                           --------       --------       --------
Net income (loss)                                           (12,344)        (8,913)       (15,948)
                                                           --------       --------       --------
Other comprehensive loss:
   Derivative adjustments reclassified into operations          (74)           (86)           (86)
                                                           --------       --------       --------
      Total other comprehensive loss                            (74)           (86)           (86)
                                                           --------       --------       --------
Comprehensive income (loss)                                $(12,418)      $ (8,999)      $(16,034)
                                                           ========       ========       ========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(IN THOUSANDS OF DOLLARS)

                                            CLASS A AND B
                                            COMMON STOCK
                                         ------------------                              ACCUMULATED        TOTAL
                                           NUMBER                        ACCUMULATED    OTHER COMPRE-   STOCKHOLDERS'
                                         OF SHARES   AMOUNT   WARRANTS     DEFICIT     HENSIVE INCOME      DEFICIT
                                         ---------   ------   --------   -----------   --------------   -------------
Balance, June 29, 2002                    584,985       6       8,596      (252,502)         246           (243,654)
                                          =======     ===      ======     =========         ====          =========
Amounts reclassified into operations                                                         (86)               (86)
Exercise of stock options                 208,418       2                                                         2
Preferred stock dividend and accretion                                       (9,725)                         (9,725)
Net loss                                                                    (15,948)                        (15,948)
                                          -------     ---      ------     ---------         ----          ---------
Balance, June 28, 2003                    793,403      $8      $8,596     $(278,175)        $160          $(269,411)
                                          =======     ===      ======     =========         ====          =========
Amounts reclassified into operations                                                         (86)               (86)
Preferred stock dividend and accretion                                       (1,007)                         (1,007)
Net loss                                                                     (8,913)                         (8,913)
                                          -------     ---      ------     ---------         ----          ---------
Balance, July 3, 2004                     793,403      $8      $8,596     $(288,095)        $ 74          $(279,417)
                                          =======     ===      ======     =========         ====          =========
Amounts reclassified into operations                                                         (74)               (74)
Preferred stock dividend and accretion                                       (1,177)                         (1,177)
Net loss                                                                    (12,344)                        (12,344)
                                          -------     ---      ------     ---------         ----          ---------
Balance, July 2, 2005                     793,403      $8      $8,596     $(301,616)        $ --          $(293,012)
                                          =======     ===      ======     =========         ====          =========

See notes to consolidated financial statements

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                       52 WEEKS       53 WEEKS        52 WEEKS
                                                                         ENDED          ENDED          ENDED
                                                                     JULY 2, 2005   JULY 3, 2004   JUNE 28, 2003
                                                                     ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(12,344)      $(8,913)       $(15,948)
   Adjustments to reconcile net loss to net cash from
      operating activities
      Asset impairments                                                   1,174           692           3,057
      Restructuring (reversals) charges                                     122          (864)          4,908
      Depreciation and amortization                                       9,498         8,776          10,372
      Dividends and accretion on Series A preferred stock (Note 6)       11,833        10,489              --
      Loss on sales and disposals of property and equipment                  89           211              90
      Other non cash items                                                  907           948           1,925
   Changes in assets and liabilities, net of acquisition:
      Accounts receivable                                                (1,757)           99             207
      Insurance deposits                                                   (385)       (1,035)         (4,477)
      Supplies inventory                                                   (223)         (874)           (120)
      Other prepaid expenses                                             (1,006)           18             612
      Refundable taxes                                                       12            17             472
      Accounts payable                                                       94          (755)            376
      Accrued salaries, wages and other payroll costs                      (350)        2,276           1,210
      Accrued property and sales taxes                                     (230)         (272)            260
      Accrued interest payable                                              (51)           15            (137)
      Other current liabilities                                           1,041         2,030          (2,206)
      Accrued insurance liabilities                                         732           144           2,861
      Reserve for closed schools                                           (690)       (1,972)         (3,268)
      Other changes in assets and liabilities, net                         (154)         (108)           (308)
                                                                       --------       -------        --------
         Net cash provided by (used for) operating activities             8,312        10,922            (114)
                                                                       --------       -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                 (10,153)       (8,373)         (5,594)
   Acquisitions                                                            (700)
   Proceeds from sale of assets                                              --         1,001           1,487
                                                                       --------       -------        --------
         Net cash used for investing activities                         (10,853)       (7,372)         (4,107)
                                                                       --------       -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of term loan and capital lease obligations                  (1,568)       (3,180)         (3,083)
   Net borrowings (payments) under the Revolving Credit Agreement         3,000        (8,095)          1,931
   Deferred debt issuance costs                                            (566)                         (496)
   Proceeds from issuance of common stock, redeemable preferred
      stock and warrants, net of expenses                                 1,010         5,001             745
   Overdrafts due bank                                                     (910)          734          (1,436)
                                                                       --------       -------        --------
         Net cash provided by (used for) financing activities               966        (5,540)         (2,339)
                                                                       --------       -------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (1,575)       (1,990)         (6,560)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          7,542         9,532          16,092
                                                                       --------       -------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  5,967       $ 7,542        $  9,532
                                                                       ========       =======        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                         $ 18,549       $18,854        $ 19,585
      Income taxes                                                           41            49             138

   Non-cash investing and financing activities:
      Capital lease obligations                                             350         1,470           1,400

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

     On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company, and Parent entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). LPA is the direct parent company of Parent and an indirect parent La Petite. LPA is owned by an affiliate of J.P. Morgan Partners LLC (JPMP) and by an entity controlled by Robert E. King. On September 28, 2005, certain members of Parent's management, including its President and Chief Executive Officer, and its Chief Financial Officer, were granted Class C Units of LPA. LPA has reserved 100,000 Class C Units to be issued to management of Parent from time to time. Pursuant to the terms of the Fourth Amended and Restated Operating Agreement (the "Operating Agreement") of LPA, the Class C Units are non-voting equity interests of LPA and are subject to repurchase by LPA or its designee upon the termination of such person's employment with Parent and La Petite. Upon the achievement of enumerated valuation thresholds set forth in the Operating Agreement, the Class C Units will represent in the aggregate up to 13% of the economic interests of LPA.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying financial statements, the Company has a working capital and stockholders' deficit as of July 2, 2005. Over the past three years, there have been instances where the Company was not in compliance with its financial covenants set forth in the Credit Agreement and required multiple equity investments by LPA and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

     Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included decreased discretionary expense spending and greater realization of revenue resulting from increased controls over the use of tuition discounts and coupons and an increased focus on collection of accounts receivable on the part of the divisional finance staff. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with (i) the remaining $7.7 million of equity commitment, as of July 2, 2005, provided by LPA and certain of the other stockholders of Parent, (ii) the available funds under the Revolving Credit Facility of $5.9 million, (iii) the extension of the final maturity date of the Credit Agreement to November 2007 and (iv) revision of certain existing financial covenant targets and establishment of new targets for the extended period of the Credit Agreement, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard, nor can there be any assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Parent and its wholly-owned subsidiary, La Petite, and La Petite's wholly-owned subsidiaries, Bright Start and Services, after elimination of all significant inter-company accounts and transactions.

     FISCAL YEAR END - The Company's fiscal year ends on the Saturday closest to June 30. Fiscal year 2005 was a 52 week year ended July 2, 2005, fiscal year 2004 was a 53 week year ended July 3, 2004, and fiscal year 2003 was a 52 week year ended June 28, 2003. Unless otherwise noted, references in this report relate to fiscal years rather than calendar years.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the reserve for bad debts, reserve for closed schools, asset impairments, self insurance reserves, and depreciation and amortization.

     CASH EQUIVALENTS - The Company's cash equivalents consist of commercial paper and money market funds with original maturities of three months or less and receivables from banks and credit card companies for the settlement of credit card transactions, as they are generally collected within three business days.

     INSURANCE DEPOSITS - Insurance deposits represent cash held by insurance carriers as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company calculates allowances for estimated losses resulting from the inability of customers to make required payments. The Company assesses the credit worthiness of its customers based on multiple sources of information and analyzes such factors as historical bad debt experience, publicly available information regarding customers and the inherent credit risk related to them, current economic trends and changes in customer payment terms or payment patterns.

     SUPPLIES INVENTORY- The Company's inventory consists primarily of various supplies, such as food, books, small equipment and office supplies, which are used in the operation of the Academies. The Company estimates the value of supplies on hand based on recent purchases and the related usage periods of those supplies.

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

     GOODWILL - Goodwill represents the excess of the purchase price over the fair value of assets and liabilities acquired related to the Company's acquisitions. Goodwill is tested for impairment on an annual basis, or earlier when facts and circumstances indicate that there may be a potential impairment. The test for impairment is based upon a number of factors including operating results, business plans and projected future cash flows.

     OTHER ASSETS - Other assets include real estate property held for sale, the deferred loss on real estate sale-leaseback transactions, deposits for rent and utilities, goodwill, and deferred financing costs. The loss on sale-leaseback transactions is being amortized over the lease term.

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

     FINANCIAL INSTRUMENTS - At July 2, 2005, the carrying values of the Company's financial instruments, with the exception of the Company's Senior Notes, preferred stock, and convertible redeemable participating preferred stock, approximate fair value. The estimated fair value of the Senior Notes was $125.8 million and $107.3 million at July 2, 2005 and July 3, 2004, respectively. Estimates of fair value for the Senior Notes are obtained from independent broker quotes. There is not an active market for the Company's preferred stock. Management estimates that the fair value of the Series A preferred stock was $32.0 million at July 2, 2005 and had no fair value at July 3, 2004. Management estimates that the Series B preferred stock had no fair value at July 2, 2005 and July 3, 2004.

     RECOGNITION OF REVENUES AND PRE-OPENING EXPENSES - Tuition revenue, net of discounts, and other revenues are recognized as services are performed. Certain fees and tuition revenue may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the expected service period. At July 2, 2005 and July 3, 2004, deferred registration fees and tuition revenue were $5.0 million and $4.4 million, respectively. Expenses associated with opening new Academies are charged to expense as incurred.

     ADVERTISING COSTS - The Company expenses the production costs of advertising the first time the advertising takes place, except for prepaid advertising, which is capitalized and amortized over its expected period of future benefits. At July 2, 2005 and July 3, 2004, advertising assets were $0.3 million and $0.7 million, respectively. Advertising expense was $4.7 million, $4.4 million and $4.3 million for the 52 weeks ended July 2, 2005, the 53 weeks ended July 3, 2004 and the 52 weeks ended June 28, 2003, respectively.

     SELF-INSURANCE PROGRAMS - The Company is self-insured for certain levels of general liability, workers' compensation, auto and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the value of projected settlements for known and anticipated claims incurred.

     STOCK-BASED COMPENSATION - The Company accounts for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25 that requires compensation cost to be recognized based on the excess, if any, between the market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The weighted average fair value at date of grant for options granted during fiscal 2003 was $0.00. Had compensation costs for these options been recognized as prescribed by Statement of Financial Accounting Standards ("SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123, it would not have had a material effect on the Company's results of operations. There were no options granted in fiscal 2005 or fiscal 2004.

     SEGMENT REPORTING -The Company has determined that it currently operates entirely in one segment.

     DERIVATIVE FINANCIAL INSTRUMENTS- All derivatives are recorded on the balance sheet at fair value. Changes in derivative fair values are recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments. The ineffective portion, if any, of a hedging derivative's change in fair value is immediately recognized in earnings.

     From time to time derivative financial instruments are utilized by the Company in the management of its interest rate exposures. The Company does not use derivative financial instruments for trading or speculative purposes.

     During fiscal years ended July 2, 2005 and July 3, 2004, approximately $74,000 and $86,000 net of taxes, was reclassified from accumulated other comprehensive income into interest expense, respectively.

     The Company had no derivative financial instruments as of July 2, 2005.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment. The Statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123 (R) as of the first annual period that begins after December 15, 2005. The Company did not issue any stock options in fiscal 2004 or fiscal 2005 and does not expect the adoption of Statement 123 (R) will have a material impact on the Company's financial position or results of operations resulting from the Company's stock option plans in effect as of July 2, 2005. On September 28, 2005, certain members of Parent's management, including its President and Chief Executive Officer, and its Chief Financial Officer, acquired Class C Units of LPA. The Company is currently evaluating the impact of the acquisition by certain members of Parent's management of Class C Units of LPA on the Company's financial position or results of operations upon the adoption of Statement 123 (R).

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by Statement No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do no have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of Statement No. 153 will have a material on the Company's financial position or results of operations.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", to clarify certain provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Interpretation No. 47 specifies that the term "conditional asset retirement obligation" includes an entity's legal obligation to perform an asset retirement activity for which the timing and (or) method of settlement are conditional on a future event that may or may not be in the control of the entity. This interpretation provides that an entity is required to recognize a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of Interpretation No. 47 will have a material on the Company's financial position or results of operations. RECLASSIFICATIONS - Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

3.   NON-CURRENT ASSETS

     Insurance deposits represent cash held by insurance carriers as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

     Other non-current assets consist of the following in thousands of dollars:

                           JULY 2,    JULY 3,
                             2005      2004
                           -------   --------
Deferred financing costs   $10,576   $10,010
Accumulated amortization    (7,740)   (6,642)
                           -------   -------
                             2,836     3,368
Other (a)                    2,394     1,965
                           -------   -------
                           $ 5,230   $ 5,333
                           =======   =======

     a) Other includes the unamortized portion of losses on sale-leasebacks, goodwill, utility deposits and properties held for sale, which are valued at fair value less cost to sell.

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following in thousands of dollars:

                                                      JULY 2,    JULY 3,
                                                       2005       2004
                                                     --------   --------
Senior Notes, 10.0% due May 15, 2008                 $145,000   $145,000
Borrowings under term loan facility,
   interest rate of 7.58% at July 2, 2005              32,452     33,002
Borrowings under revolving credit agreement,
   interest rate of 7.58% at July 2, 2005              14,000     11,000
Capital lease obligations and other long term debt        932      1,600
                                                     --------   --------
                                                      192,384    190,602
Less current maturities of long-term
   debt and capital lease obligations                  (1,014)    (5,871)
                                                     --------   --------
                                                     $191,370   $184,731
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

     b) On May 11, 1998 the Company entered into an agreement (the Credit Agreement) providing for a term loan facility in the amount of $40.0 million and a revolving credit agreement for working capital and other general corporate purposes in the amount of $25 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of Parent, La Petite and its subsidiaries. Loans under the Credit Agreement bear an interest rate per annum equal to (at the Company's option): (i) an adjusted London inter-bank offered rate (LIBOR) not to be less than an amount equal to 2.5% per annum, plus a percentage based on the Company's financial performance or (ii) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1%, or the Federal Funds rate plus 1/2 of 1% plus in each case a percentage based on the Company's financial performance. The Company is required to pay fees of 0.5% per annum of the unused portion of the Credit Agreement plus letter of credit fees, annual administration fees and agent arrangement fees. The Credit Agreement contains certain covenants that, among other things, limit La Petite's and Parent's ability to incur additional debt, and limit La Petite's ability to pay cash dividends or make certain other restricted payments. In particular under the Credit Agreement, Parent may not incur any intercompany indebtedness and La Petite's ability to pay dividends to Parent is limited to dividends which are used by Parent to pay (i) expenses for administrative, legal and accounting services in an amount not to exceed $500,000 per year and (ii) franchise fees and taxes.

          On December 6, 2004, the Company entered into Amendment No. 7 to the Credit Agreement, effective as of November 30, 2004. Pursuant to the amendment to the Credit Agreement the final maturity of the Credit Agreement was extended to November 15, 2007. This amendment also (i) revised certain existing financial covenant targets required to be maintained by the Company and set new targets for the extended period of the Credit Agreement; (ii) deleted the requirement that LIBOR borrowings pay a predetermined minimum interest rate; and (iii) lowered the minimum dollar amount required to make a borrowing under the Credit Agreement. Payments due under the amortization schedule for the term loan are $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On July 2, 2005, there was $32.5 million outstanding under the term loan and $14.0 million outstanding under the Revolving Credit Facility. In addition, La Petite had outstanding letters of credit in an aggregate amount of $5.1 million, resulting in $5.9 million available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments. At July 2, 2005 the Company was in compliance with the covenants described above.

          On April 13, 2005, the Company entered into Amendment No. 8 to the Credit Agreement to change the issuing bank of its Letters of Credit and to restore a swingline loan mechanism that was previously deleted by prior amendments to the Company's Credit Agreement.

     Scheduled maturities and mandatory prepayments of long-term debt and capital lease obligations during the five years subsequent to July 2, 2005, adjusted for the impact of the amendment of the Credit Agreement, are as follows (in thousands of dollars):

                         CAPITAL  LEASES
                      --------------------   LONG-TERM
                      COMPUTERS   VEHICLES      DEBT       TOTAL
                      ---------   --------   ---------   --------
FISCAL YEAR ENDING:
2006                     $ 2        $589      $    423   $  1,014
2007                      --         177           424        601
2008                      --          46       190,679    190,725
2009                      --          --            29         29
2010                      --          --            15         15
2011 and thereafter       --          --            --         --
                         ---        ----      --------   --------
                         $ 2        $812      $191,570   $192,384
                         ===        ====      ========   ========

5.   OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following in thousands of dollars:

                                      JULY 2,   JULY 3,
                                        2005      2004
                                      -------   -------
Unfavorable leases (a)                 $  435    $  638
Reserve for closed schools (b)            267       573
Deferred severance (c)                    302       502
Long-term insurance liabilities (d)     7,098     6,963
                                       ------    ------
                                       $8,102    $8,676
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

     (c) On December 11, 2002, the Company entered into a Separation Agreement with the Company's former Chief Executive Officer and President. The long-term portion of the Company's total contractual obligations pursuant to the Separation Agreement is $0.3 million as of July 2, 2005.

     (d) Long-term insurance liabilities reflect the Company's obligation for reported but not paid, and incurred but not reported, workers' compensation, auto and general liability claims.

6.   INCOME TAXES

     The provision (benefit) for income taxes recorded in the Consolidated Statements of Operations and Comprehensive Loss consisted of the following (in thousands of dollars):

              52 WEEKS ENDED   53 WEEKS ENDED   52 WEEKS ENDED
                  JULY 2,          JULY 3,         JUNE 28,
                   2005             2004             2003
              --------------   --------------   --------------
Current:
   Federal          $--              $--             $ 46
   State             80               66              200
                    ---              ---             ----
      Total          80               66              246
                    ---              ---             ----
Deferred:
   Federal           --               --               --
   State             --               --               --
                    ---              ---             ----
      Total          --               --               --
                    ---              ---             ----
                    $80              $66             $246
                    ===              ===             ====

     A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands of dollars):

                                                  52 WEEKS ENDED   53 WEEKS ENDED   52 WEEKS ENDED
                                                   JULY 2, 2005     JULY 3, 2004     JUNE 28, 2003
                                                  --------------   --------------   --------------
Expected tax benefit at federal statutory
   rate of 35%                                       $(4,293)         $(3,097)         $(5,495)
State income tax benefit, net of federal income
   tax effect                                             (8)              77             (879)
Goodwill amortization and impairment                      --               --               --
Change in effective rate                                  --            1,268               --
Preferred stock dividend                               4,141            3,671               --
Tax credits                                               --              (91)            (154)
Valuation allowance adjustment                            74           (2,538)           6,316
Other                                                    164              776              458
                                                     -------          -------          -------
   Total                                             $    80          $    66          $   246
                                                     =======          =======          =======

     Deferred income taxes result from differences between the financial reporting and income tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects at July 2, 2005 and July 3, 2004 are estimated as follows (in thousands of dollars):

                                                     JULY 2,    JULY 3,
                                                      2005       2004
                                                    --------   --------
Current deferred taxes:
   Accruals not currently deductible                $  7,213   $  6,939
   Supplies                                           (1,592)    (1,494)
   Prepaids and other                                    141        211
                                                    --------   --------
      Gross current deferred tax assets                5,761      5,656
Noncurrent deferred taxes:
   Unfavorable leases                                    170        249
   Insurance reserves                                  2,768      2,716
   Reserve for closed academies                          104        224
   Operating losses and tax credit carry forwards     14,581     13,934
   Property and equipment                              6,645      6,675
   Intangible assets                                     250        252
   Original issue discount                               434        572
   Other                                                 262        625
                                                    --------   --------
      Gross noncurrent deferred tax assets            25,216     25,247
                                                    --------   --------
Total gross deferred tax assets                       30,977     30,903
      Less valuation allowance                       (30,977)   (30,903)
                                                    --------   --------
Net deferred tax assets                             $     --   $     --
                                                    ========   ========

     The Company determined that based on cumulative historical pretax losses, it was more likely than not that the deferred tax assets as of July 2, 2005 and July 3, 2004 would not be realized. Therefore, the Company has recorded a valuation allowance to fully reserve those deferred tax assets at both fiscal 2005 and 2004 year-end. The provision for income taxes at July 2, 2005 includes a $0.1 million increase in the valuation allowance and the provision for income taxes at July 3, 2004 includes a $2.5 million reduction of the valuation allowance.

     The Company has federal net operating loss carry-forwards and tax credit carry-forwards of 31.5 million and $2.3 million, respectively. These carry-forwards expire in fiscal years 2006 through 2024.

7.   LEASES

     Academy facilities are leased for terms ranging from 15 to 20 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. Some leases provide for annual increases in the rental payment and many leases require the payment of additional rentals if operating revenue exceeds stated amounts. These additional rentals range from 2% to 10% of operating revenue in excess of the stated amounts and are recorded as rental expense. Vehicles are also rented under various lease agreements, most of which are cancelable within 30 days after a one-year lease obligation. Substantially all facility leases and 63% of the vehicle leases are operating leases. Rental expenses for these leases were $48.3 million, $46.9 million, and $48.7 million, for the 52 weeks ended July 2, 2005, the 53 weeks ended July 3, 2004, and the 52 weeks ended June 28, 2003, respectively. Contingent rental expense of $1.1 million, $1.6 million, and $1.5 million were included in rental expense for the 52 weeks ended July 2, 2005, the 53 weeks ended July 3, 2004, and the 52 weeks ended June 28, 2003, respectively.

     Aggregate minimum future rentals payable under facility leases as of July 2, 2005 were as follows (in thousands of dollars):

Fiscal year ending:
2006                  $ 43,985
2007                    35,208
2008                    28,195
2009                    21,586
2010                    15,763
2011 and thereafter     53,665
                      --------
                      $198,402
                      --------

     While the Company is liable for maintenance, insurance and other similar costs under most of its leases, such costs are not included in the future minimum lease payments.

8.   REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

     The authorized stock of Parent as of July 2, 2005 consists of:

     (i) 45,000 shares of Series A 12% mandatorily redeemable preferred stock, $0.01 par value, (Series A preferred stock) all of which were issued and outstanding as of July 2, 2005 and July 3, 2004. The original carrying value of the preferred stock of $36.4 million is being accreted to its redemption value of $45.0 million on May 11, 2008. The Series A preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual Series A preferred stock dividend dates are added to the liquidation value. The liquidation value was $97.6 million and $86.9 million as of July 2, 2005 and July 3, 2004, respectively. Accrued dividends were $52.6 million and $41.9 million at July 2, 2005 and July 3, 2004, respectively. The Series A preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The Series A preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

          The Company recognized $11.8 million and $10.5 million in dividends and accretion on the Series A preferred stock as interest expense during the 52 weeks ended July 2, 2005 and July 3, 2004, respectively. The charges to interest expense are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value. Commencing on July 1, 2005, the Series A preferred stock dividends became payable in cash, subject to the limitations in the Company's senior credit agreement which prohibits such payments without the lenders' prior consent. Absent such consent, the dividends will continue to be added to the Series A preferred stock liquidation value.

     (ii) 13,645,000 shares of Series B 5% convertible participating redeemable preferred stock, $0.01 par value, (Series B preferred stock) of which 10,006,550 and 9,541,968 shares were issued and outstanding as of July 2, 2005 and July 3, 2004, respectively. The Series B preferred stock votes on an "as-converted" basis with the Class A common stock and is redeemable at the holders' option, at any time on or after May 11, 2009. Dividends at the rate of 5.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual preferred stock dividend dates are added to the liquidation value. The liquidation value was $24.9 million and $22.7 million as of July 2, 2005 and July 3, 2004, respectively. Accrued dividends were $3.2 million and $2.0 million at July 2, 2005 and July 3, 2004, respectively. The Series B preferred stock may be converted into shares of the Company Class A common stock at any time at the then applicable conversion price, as defined in the purchase agreement, and all shares will automatically convert into shares of the Company Class A common stock (i) upon an election to so convert by holders of a majority of the Series B preferred stock or (ii) immediately prior to the consummation of a qualified initial public offering of common stock. The conversion rate was $2.174 as of July 2, 2005. 13,645,000 shares of Class A common stock has been reserved for the conversion of the Series B preferred stock. The Series B preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

     (iii) 17,500,000 shares of Class A common stock, $0.01 par value, (Class A common stock) of which 773,403 shares were issued and outstanding as of July 2, 2005 and July 3, 2004. At July 2, 2005, 526,582 shares of Class A common stock were reserved for issuance under the 1998 Stock Option Plan and the 1999 Non Employee Director Stock Option Plan. The Class A common stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

     (iv) 20,000 shares of Class B common stock, $0.01 par value, (Class B common stock) of which 20,000 shares were issued and outstanding as of July 2, 2005 and July 3, 2004. The Class B common stock votes together with the Class A common stock as a single class, with the holder of each share of common stock entitled to cast one vote. The holders of the Class B common stock have the exclusive right, voting separately as a class, to elect one member to the Board of Directors of Parent. Each share of the Class B common stock is convertible at the option of the holder, at any time, into one share of Class A common stock.

     The outstanding warrants of Parent as of July 2, 2005 consist of:

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

     LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered and has received warrants to purchase 1,689,607 shares of Parent's class A common stock in connection with such commitment. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.7 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, 919,963 shares of Series B preferred stock in December 2003 for $2.0 million, and 459,982 shares of Series B preferred stock in December 2004 for $1.0 million.

     Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in June 2003, 2,300 shares of Series B preferred stock in November 2003, 1,534 shares of Series B preferred stock in December 2003, and 766 shares of Series B preferred stock in December 2004. Accordingly, at July 2, 2005, the remaining contingent equity commitment from the stockholders of Parent was $7.7 million. Pursuant to Amendment No. 2 to the Securities Purchase Agreement which was effective as of November 30, 2004, the Electing Stockholders agreed to purchase Series B preferred stock if the Company fails at any time to make principal and interest payments on the Senior Notes due 2008. The foregoing obligation is in addition to the existing obligations of the Electing Stockholders to purchase shares of Series B preferred stock; however, the additional obligation does not increase the amount of equity committed by any of the Electing Stockholders. The amendment to the Securities Purchase Agreement also granted the holders representing a majority of the Senior Notes due 2008 with the right to release the Electing Stockholders from the equity commitments under the Securities Purchase Agreement at any time after the repayment of the debt outstanding under the Credit Agreement.

9.   BENEFIT PLAN

     The Company sponsors a defined contribution plan that was established on January 1, 2001 (the "2001 Plan") for substantially all employees. Eligible participants may make contributions to the 2001 Plan from 0% to 15% of their compensation (as defined). The Company may make contributions at the discretion of the Board of Directors. The Company made no contributions for fiscal years 2005 and 2004.

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

11.  STOCK-BASED COMPENSATION

     On August 27, 1995, the Board of Directors of Parent adopted the "Non-Qualified Stock Option Agreement" (1995 Plan). Under the terms of the 1995 Plan, the Board of Directors in their sole discretion granted non-qualified options for common stock of Parent to key executives of the Company. Options were granted pursuant to an agreement at the time of grant, and typically became exercisable in equal cumulative installments over a five-year period beginning one year after the date of grant. All such options granted expire on the tenth anniversary of the grant date. No market existed for the common stock of Parent, but options were granted at prices that, in the opinion of the Board of Directors, were equal to or greater than the fair value of the stock at the time of grant.

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

     On August 26, 2002, the Company granted options to purchase 180,254 shares of common stock of Parent at an exercise price of $0.01 to its then Chief Operating Officer (subsequently promoted to Chief Executive Officer). On August 26, 2002, the Company also granted options to purchase 270,381 shares of common stock of Parent at an exercise price of $0.01 to its Chief Executive Officer. In return for the grant of new options, the Chief Executive Officer forfeited all previous option grants. In February 2003, the former Chief Executive Officer exercised options to purchase 208,418 shares of common stock of LPA Holding at an exercise price of $0.01 and 61,963 options were cancelled. There were no stock options granted in fiscal years 2004 and 2005.

     The 1995 Plan, the 1998 Plan, and the 1999 Plan were approved by the shareholders of Parent.

     Stock option transactions during the past three years have been as follows:

                                                     1998 PLAN              1998 PLAN
                                               --------------------   --------------------
                              1995 PLAN              TRANCHE A              TRANCHE B              1999 PLAN
                        --------------------   --------------------   --------------------   --------------------
                                   WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                        OPTIONS   AVG. PRICE   OPTIONS   AVG. PRICE   OPTIONS   AVG. PRICE   OPTIONS   AVG. PRICE
                        -------   ----------   -------   ----------   -------   ----------   -------   ----------
Options outstanding
   at June 29, 2002      3,213      $21.97     119,610     $66.92         600     $133.83     3,900      $66.92
                         -----      ------     -------     ------      ------     -------     -----      ------
   Granted                                     450,635     $ 0.01
   Exercised                                   208,418     $ 0.01
   Canceled                                    131,773     $35.46
                         -----      ------     -------     ------      ------     -------     -----      ------
Options outstanding
   at June 28, 2003      3,213      $21.97     230,054     $14.49         600     $133.83     3,900      $66.92
                         =====      ======     =======     ======      ======     =======     =====      ======
   Granted
   Exercised
   Canceled
                         -----      ------     -------     ------      ------     -------     -----      ------
Options outstanding
   at July 3, 2004       3,213      $21.97     230,054     $14.49         600     $133.83     3,900      $66.92
                         =====      ======     =======     ======      ======     =======     =====      ======
   Granted
   Exercised
   Canceled                963      $18.00      25,600     $66.92                             2,900      $66.92
                         -----      ------     -------     ------      ------     -------     -----      ------
Options outstanding
   at July 2, 2005       2,250      $23.67     204,454     $ 7.93         600     $133.83     1,000      $66.92
                         =====      ======     =======     ======      ======     =======     =====      ======
Options exercisable
   at July 2, 2005       2,250                 155,635                                        1,000
                         =====                 =======                 ======                 =====
Options available for
   grant at
   June 2, 2005                                297,112                 14,416                 9,000
                         =====                 =======                 ======                 =====

                               OPTIONS OUTSTANDING
                      ------------------------------------     OPTIONS EXERCISABLE
                                      WEIGHTED               ----------------------
                                      AVERAGE     WEIGHTED                 WEIGHTED
                                     REMAINING     AVERAGE                  AVERAGE
RANGE OF                 NUMBER     CONTRACTUAL   EXERCISE      NUMBER     EXERCISE
EXERCISE PRICE        OUTSTANDING       LIFE        PRICE    EXERCISABLE     PRICE
--------------        -----------   -----------   --------   -----------   --------
1995 Plan:
   $18.00                 1,500       0.2 years    $ 18.00       1,500      $18.00
   $35.00                   750       1.4 years    $ 35.00         750      $35.00
                        -------       ---------    -------     -------      ------
   $18.00 to $35.00       2,250       0.6 years    $ 23.67       2,250      $23.67
                        =======       =========    =======     =======      ======

1998 Tranche A:
   $66.92                24,200       4.9 years    $ 66.92      24,200      $66.92
   $ 0.01               180,254       7.1 years    $  0.01     131,435      $ 0.01
                        -------       ---------    -------     -------      ------
   $18.00 to $66.92     204,454       6.8 years    $  7.93     155,635      $10.41
                        =======       =========    =======     =======      ======

1998 Tranche B
   $133.83                  600       2.9 years    $133.83
                        =======       =========    =======
1999 Plan
   $66.92                 1,000       4.1 years    $ 66.92       1,000      $66.92
                        =======       =========    =======     =======      ======

     The Company accounts for all options in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock options granted.

     On September 28, 2005, certain members of Parent's management, including its President and Chief Executive Officer, and its Chief Financial Officer, were granted Class C Units of LPA. LPA has reserved 100,000 Class C Units to be issued to management of Parent from time to time. Pursuant to the terms of the Operating Agreement of LPA, the Class C Units are non-voting equity interests of LPA and are subject to repurchase by LPA or its designee upon the termination of such person's employment with Parent and La Petite. Upon the achievement of enumerated valuation thresholds set forth in the Operating Agreement, the Class C Units will represent in the aggregate up to 13% of the economic interests of LPA.

12.  RESTRUCTURING CHARGES

     In the 2005 year, the Company recorded adjustments to its previously established restructuring reserves which had the net effect of increasing the reserves by $0.1 million, These adjustments were principally due to the under-realization of sublet income and the settlement of rent liabilities for more than the recorded reserves, offset by the settlement of contractual repairs and maintenance costs, and real estate taxes for less than the recorded reserves. In the 2004 year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of reducing the reserves by $0.9 million. These adjustments included restructuring charges of $0.5 million, primarily due to repairs and maintenance costs related to closed schools, offset by reversals of $1.5 million principally due to settlement of lease liabilities for less than the recorded reserves. In the 2004 year, the Company also recognized restructuring charges of $0.1 million in connection with the closure of 6 schools. In the 2003 year, the Company recognized restructuring charges of $7.4 million in connection with the closure of 73 schools and $0.4 million in connection with the write-down to fair market value of real estate properties held for disposal, offset by recoveries of $2.9 million principally due to settlement of lease liabilities for less than the recorded reserves. Included in the restructuring charges, were non-cash charges of $0. million, $0.0 million and $1.7 million in fiscal years 2005, 2004 and 2003 respectively. As of July 2, 2005, the remaining reserves for closed schools primarily reflect the present value of future rent payments for closed facilities. The leases on the closed facilities expire between fiscal year 2006 and 2010. A summary of the restructuring reserve activity is as follows, with dollars in thousands:

                                         FISCAL YEAR
                                             2005
                                         -----------
Balance at June 29, 2002                   $ 4,598
Provision recorded in fiscal year 2003       7,788
Reversals recorded in fiscal year 2003      (2,880)
Amount utilized in fiscal year 2003         (5,040)
                                           -------
Balance at June 28, 2003                     4,466

Provision recorded in fiscal year 2004         620
Reversals recorded in fiscal year 2004      (1,484)
Amount utilized in fiscal year 2004         (2,026)
                                           -------
Balance at July 3, 2004                      1,576

Provision recorded in fiscal year 2005         315
Reversals recorded in fiscal year 2005        (193)
Amount utilized in fiscal year 2005           (661)
                                           -------
Balance at July 2, 2005                    $ 1,037
                                           =======

     On the consolidated balance sheet, the current portion of the restructuring reserve is presented in the reserve for closed academies line item, and the long-term portion is included in the other long-term liabilities line item.

13.  ASSET IMPAIRMENTS

     During fiscal years 2005, 2004 and 2003, the Company identified conditions, including a projected current year operating loss as well as negative cash flows in certain of the Company's schools, as indications that the carrying amount of certain long-lived assets may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of long-lived assets at these schools using a cash flow projection based on the remaining useful lives of the assets. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets at certain of these schools. As a result, the Company recognized impairment losses of $1.2 million, $0.7 million and $3.1 million related to property and equipment in fiscal 2005, 2004 and 2003, respectively.

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of amounts reported in the Company's Quarterly Reports on Form 10-Q.

                          12 WEEKS   12 WEEKS   12 WEEKS   16 WEEKS
                            ENDED      ENDED      ENDED      ENDED
FISCAL YEAR 2005           JULY 2,     APRIL     JANUARY    OCTOBER
IN THOUSANDS OF DOLLARS     2005      9, 2005   15, 2005   23, 2004
-----------------------   --------   --------   --------   --------
Revenue                   $98,144     $96,504   $86,972    $112,372
Operating income            7,200       8,201     4,648      (1,113)
                          -------     -------   -------    --------
Net income (loss)         $  (158)    $   928   $(2,529)   $(10,585)
                          =======     =======   =======    ========

                          13 WEEKS   12 WEEKS   12 WEEKS   16 WEEKS
                            ENDED      ENDED      ENDED      ENDED
FISCAL YEAR 2004           JULY 3,     APRIL     JANUARY    OCTOBER
IN THOUSANDS OF DOLLARS     2004      3, 2004   10, 2004   18, 2003
-----------------------   --------   --------   --------   --------
Revenue                    $99,262    $90,617   $82,881    $110,731
Operating income (loss)      8,999      7,327     4,645         493
                           -------    -------   -------    --------
Net income (loss)          $ 1,686    $   400   $(2,223)   $ (8,776)
                           =======    =======   =======    ========

15.  SUBSEQUENT EVENTS

     On September 28, 2005, certain members of Parent's management, including its President and Chief Executive Officer, and its Chief Financial Officer, were granted Class C Units of LPA. LPA has reserved 100,000 Class C Units to be issued to management of Parent from time to time. Pursuant to the terms of the Operating Agreement of LPA, the Class C Units are non-voting equity interests of LPA and are subject to repurchase by LPA or its designee upon the termination of such person's employment with Parent and La Petite. Upon the achievement of enumerated valuation thresholds set forth in the Operating Agreement, the Class C Units will represent in the aggregate up to 13% of the economic interests of LPA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (the "Disclosure Controls") that are designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's Disclosure Controls include, without limitation, those components of internal controls over financial reporting ("Internal Controls") that provide reasonable assurances that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles.

As of July 2, 2005 the Company evaluated the effectiveness of the design and operation of its Disclosure Controls pursuant to Rule 15d-15 of the Exchange Act. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). Based on this evaluation, the CEO and CFO have concluded that, to the best of their knowledge, the Disclosure Controls are effective, at a reasonable level of assurance, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

As of July 2, 2005, the Company does not believe that there are any internal control deficiencies that would be considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants. By way of background, in the prior year, the Company did identify certain material weaknesses in the Company's Internal Controls primarily related to the lack of consistent understanding and compliance with the Company's policies and procedures at several of its field locations, and weaknesses in the information technology control environment. Under the direction of the Audit Committee and with the participation of senior management, the Company took steps throughout the year designed to strengthen our disclosure controls and procedures and our internal control over financial reporting. These steps included the following:

- Enhancements were made to the Company's field level reporting systems to improve controls over the customer billing process.

- Field operational procedures were changed to improve controls over attendance, billing and cash collection.

- The Company strengthened it's information technology controls over information security, application implementation, database support, information systems operation and system interfaces, based on the findings of a internal control assessment conducted in the prior year.

- The Company intensified its training programs around key operating procedures and controls.

- The Company increased the number and the scope of financial field audits of academies.

-    The Company implemented a centralized sales audit function

- Divisional financial staff resources were used to ensure field adherence to financial policies and internal controls

As a result of these steps, we believe there currently are no internal control deficiencies considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants. The Company is committed to continuing the process of identifying, evaluating and implementing corrective actions, including enhancements to the Company's field reporting systems and its information technology controls, where required to improve the effectiveness of its Disclosure Controls on an overall basis.

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

Other than the corrective actions discussed above, there have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On September 28, 2005, certain members of Parent's management, including its President and Chief Executive Officer, and its Chief Financial Officer, were granted Class C Units of LPA. LPA has reserved 100,000 Class C Units to be issued to management of Parent from time to time. Pursuant to the terms of the Operating Agreement of LPA, the Class C Units are non-voting equity interests of LPA and are subject to repurchase by LPA or its designee upon the termination of such person's employment with Parent and La Petite. Upon the achievement of enumerated valuation thresholds set forth in the Operating Agreement, the Class C Units will represent in the aggregate up to 13% of the economic interests of LPA.

The Company entered into an amended and restated employment agreement with Gary
A. Graves dated and effective as of September 28, 2005 (Employment Agreement). The term of the Employment Agreement automatically renews on August 26th of each year for an additional one-year period unless notice to terminate is provided by one of the parties 90 days prior to such date. The Employment Agreement provides for Mr. Graves to receive a base salary of $425,000, subject to annual performance adjustments, plus a bonus of up to 200% of base salary. The Employment Agreement provides that the executive is entitled to participate in the health and welfare benefit plans available to the Company's other senior executives. The Employment Agreement also provides for severance in the case of termination without 'cause' or a resignation with 'good reason' in an amount equal to one year of base salary (two years of base salary in the event that such termination without 'cause' or a resignation with 'good reason' occurs six months prior to or twenty-four months following a 'change of control' of Parent) plus two times the bonus at 100% of base salary. Included in the severance in the case of termination without 'cause' or resignation with 'good reason' is one year of coverage under and participation in the Company's employee benefit program (two years of coverage in the event that such termination without 'cause' or a resignation with 'good reason' occurs six months prior to or twenty-four months following a 'change of control' of Parent). The Employment Agreement also contains customary non-disclosure, non-competition and non-solicitation covenants.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and current position held by the persons who are the directors and executive officers of the Company:

Name                      Age                       Position
----                      ---                       --------
Stephen P. Murray .....    42   Chairman of the Board and Director
Gary A. Graves.........    45   Chief Executive Officer, President, and Director
Glenn H. Gage .........    62   Director
Terry D. Byers ........    50   Director
Kevin G. O'Brien ......    38   Director
Ronald L. Taylor ......    61   Director
Neil P. Dyment ........    50   Senior Vice President, Chief Financial Officer
Hugh W. Tracy .........    43   Vice President, Chief Information Officer
William C. Buckland ...    58   Vice President, People
Gregory S. Davis  .....    43   Vice President, General Counsel and Secretary
William H. Van Huis ...    48   Vice President, Chief Revenue Officer
Lisa J. Miskimins .....    44   Vice President, Central Division
Lawrence Appell .......    55   Vice President, Western Division
Stephan Laudicino......    55   Vice President, Eastern Division
Stephanie L. Pasche....    42   Vice President, Texas Division
Leah L. Oliva..........    43   Vice President, Florida Division

The business experience during the last five years and other information relating to each director and executive officer of the Company is set forth below.

Stephen P. Murray became the Chairman of the Board in January 2000 and has been a Director of the Company since May 1998. Mr. Murray has been a General Partner of J.P. Morgan Partners, LLC (JPMP) since 1994. From 1988 to 1994 Mr. Murray was a Principal at JPMP. Prior thereto, he was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Mr. Murray has a BA from Boston College and a MBA from Columbia Business School. He also serves as a director of Cornerstone Brands, ERisk, The Excite Network, Pinnacle Foods Group, Inc., Strongwood Holdings, Zoots, Inc., MQ Associates, Inc., and MedQuest, Inc. and is a Board Observer at Cabela's Inc.

Gary A. Graves joined La Petite Academy in August 2002 as the Chief Operating Officer and became President and Chief Executive Officer in December 2002. Prior to joining the Company, Mr. Graves was Chief Operating Officer of InterParking, Inc. from 1998 to 2001. From 1996 to 1998, he was Executive Vice President for Boston Market, Inc. From 1989 to 1996, Mr. Graves held various positions in Operations for PepsiCo. Prior to joining PepsiCo, Mr. Graves was a consultant for McKinsey and Company. He has a BS in Chemical Engineering from the University of Michigan and a MBA from the University of Chicago. Mr. Graves also serves on the National Board for the Make-A-Wish Foundation, having been elected to the board in 2004.

Glenn H. Gage has been a Director of the Company since March 2003. Most recently, Mr. Gage was the Senior Vice President and Chief Financial Officer with National Steel. Mr. Gage also served on the Management Executive Committee and was the Senior Member of the $2 billion Retirement Income Committee. Previously, Glenn was the Senior Vice President and Chief Financial Officer with Uarco incorporated, where he also served as a member of the Board of Directors. Until 1995, Mr. Gage was a Partner with Ernst & Young where he served in numerous leadership positions, most recently with their Mergers & Acquisitions/Due Diligence Group. He was also Chairman of Ernst & Young's National Energy Group. Mr. Gage has an MS in Accounting from the University of California at Los Angeles and a BS in Business and Accounting from the California State University at Fresno. He is a CPA in California and New York, and he served as adjunct professor at Southern Methodist University while working with Ernst & Young in Dallas. He has served on numerous Boards, including Uarco Incorporated, TIPRO, DALENPAC and the Dallas Energy Forum.

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

Kevin G. O'Brien has been a Director of the Company since May 2002. Mr. O'Brien has been a Principal of JPMP since 2000. From 1994 to 2000, Mr. O'Brien was a Vice President in the High Yield Capital Markets and High Yield Corporate Finance Groups at Chase Securities Inc. (and prior to merging in 1996, Chemical Securities, Inc.). From 1988 to 1992 he was a commissioned officer in the U.S. Navy. Mr. O'Brien has a BA from the University of Notre Dame and a MBA from the Wharton School of the University of Pennsylvania. He also serves as director of Pinnacle Foods Group, Inc.

Ronald L. Taylor has been a Director of the Company since April 1999. Mr. Taylor has been President and CO-CEO of DeVry, Inc. since 1987 and, on July 1, 2004, became CEO of DeVry, Inc. He is Chairman of the Proprietary Schools Advisory Committee for the Illinois Board of Higher Education; a member of the Board of Trustees for the Higher Learning Commission of the North Central Association of Colleges and Schools. He serves on the Board of Directors of DeVry, Inc. and the Better Business Bureau of Chicago & Northern Illinois, Inc. Mr. Taylor has a BA from Harvard University and received his MBA from Stanford University.

Neil P. Dyment joined the Company in August 2003 as the Chief Financial Officer. Prior to joining La Petite, Mr. Dyment was employed by Argus Management Corporation from 2001 to 2003 providing financial consulting and interim financial management services to companies undergoing restructuring. Mr. Dyment served as interim Corporate Controller at the Company from June 2002 to December 2002 and subsequently provided other financial advisory services to the Company until hired in August 2003. Prior to joining Argus Management Corporation, Mr. Dyment was a Plant Manager for Chemfab Corporation from 1996 to 2000. Prior to rejoining Chemfab Corporation in 1996, Mr. Dyment served in a variety of financial capacities for various companies including Corporate Controller at Chemfab from 1986 -1991 and a variety of financial positions at Textron Corporation (formerly AVCO Corporation) from 1977 to 1984. He has a BS in Business Administration with an accounting major from Northeastern University.

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

Gregory S. Davis joined the Company in May 2003 as the Vice President, General Counsel. He subsequently was elected to the position of Corporate Secretary and was assigned operational responsibility for the Company's Montessori Unlimited(R) division. Mr. Davis also oversees the Company's Licensing & Compliance and Industry & Governmental Affairs functions. Prior to joining the Company, Mr. Davis was one of three Arthur Andersen Partners responsible for the international firm's expansion and alliance activities. From 1991-2001, he was a Partner in the ArthurAndersen Legal Group, focused primarily on professional practice litigation and risk management. Mr. Davis practiced commercial litigation as an Associate in the Chicago headquarters of Seyfarth, Shaw, Fairweather & Geraldson from 1987-1991. He holds a BA from Indiana University and a J.D. from Boston University School of Law.

William H. Van Huis joined the Company in December 2002 as the Chief Revenue Officer. Prior to joining La Petite Academy, Mr. Van Huis was the Vice President of Marketing for Childtime Childcare, Inc., from 1990 to 2001. From 1986 to 1990 Mr. Van Huis was National marketing Manager for Zebart International Corporation/TKD North America, an automotive aftermarket firm. He holds a BA from Michigan State University.

Lisa J. Miskimins became the Vice President of the Central Division of the Company in June 2000. Ms. Miskimins is responsible for the supervision of 147 locations in 12 states. From 1997 to 2000, Ms. Miskimins was an Area Vice President with supervisory responsibility for the operations of the Company in eight midwestern states. She was a Divisional Director of 72 schools in three states from 1994 to 1997. She began her career with the Company in 1983 as a Preschool Teacher. Ms. Miskimins has a BA in Elementary Education and English.

Lawrence "Larry" Appell joined La Petite Academy as the Western Division Vice President in January 2003. Mr. Appell is responsible for the supervision of 141 locations in 9 states. Prior to joining La Petite, Mr. Appell served as President of the International Division of Futurekids, Inc., the world's largest provider of technology education for children from 2000-2003. From 1995-2000 he was the President of Westlake Management Co., LLC, a boutique investment capital and business incubator, From 1983-1995 Mr. Appell held various senior management positions with The H.J. Heinz Company in their Weight Watchers division and The Quaker Oats Company in their Pritikin division. Mr. Appell was a management consultant from 1974-1983. He has a BA from the City University of New York and a MS in Counselor Education from St. John's University.

Stephan "Steve" Laudicino joined La Petite Academy as the Eastern Division Vice President in January 2005. Mr. Laudicino is responsible for the supervision of 129 locations in 14 states. Prior to joining La Petite, Mr. Laudicino served as Territory Vice President of Cole National, a specialty retailer with over 2000 optical locations that included Sears Optical, Pearle Vision, Target Optical and BJ's Optical. Mr. Laudicino held a number of senior management positions with Cole National from 1992 to 2005. Prior to Cole, (1989 - 1992) Mr. Laudicino was president of Access International Eyewear, an importer of exclusive optical products selling directly to independent optical retailers throughout the US. From 1972 to 1989 Mr. Laudicino was with Optical Corporation of America where he served as President of Lugene. This division was a specialty retailer that included high end optical, sunglass, hearing aid, social engraving stores.

Stephanie L. Pasche joined La Petite Academy as the Vice President of the Texas Division in April 2004.

Ms. Pasche is responsible for the supervision of 83 locations in Texas. Ms. Pasche's background includes the position of Director of Store Operations for Brookstone from 1994 to 2002. Ms. Pasche has a BA in Business from the University of Northern Iowa.

Leah L. Oliva joined La Petite Academy as the Vice President of the Southeastern Division in June 2004. Ms. Oliva is responsible for the supervision of 114 locations in Florida, Georgia, and Alabama. Prior to her joining La Petite Academy, Ms. Oliva has 25 years experience in the Retail field working for several internationally recognized name brands including London Fog Industries and Esprit de Corp. Most recently she was with Build A Bear Workshop as Bearitory Leader for the Florida and North Carolina stores. Ms. Oliva received her Associate of the Arts from the University of South Florida.

BOARD COMMITTEES AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors has an Audit Committee consisting of Glenn H. Gage, Stephen P. Murray and Kevin G. O'Brien, and a Compensation Committee consisting of Stephen P. Murray and Kevin O'Brien. The Audit Committee reviews the scope and results of the Company's internal audit test plans, site reviews and audits, the Company's accounting controls, and all tasks performed by the Company's independent public accountants. The Compensation Committee determines compensation for the executive officers and administers the 1998 Option Plan and the Non-Employee Director Plan. None of the Company's executive officers has served as a director or member of the compensation committee (or other committee forming an equivalent function) of any other entity whose executive officers served as a director of or member of the Compensation Committee of the Company's Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Glenn H. Gage is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K of the Exchange Act and that he is "independent" as such term is used in Item 7(d)(iv) of
Schedule 14A under the Exchange Act assuming that the listing standards of the The Nasdaq Stock Market, Inc. had applied.

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

Non-employee directors may exercise their options to purchase shares of Parent's common stock once those options have vested. One-forty eighth of the options become vested on the last day of each month following the date of grant, if the person is a director on that day. Each option entitles the director to purchase one share of Parent's common stock. The exercise price will equal the fair market value on the date of grant of the option to the non-employee director. Vested options and shares of common stock may be repurchased from any non-employee director who ceases to be a director for any reason. Any options that have not vested at the time the non-employee director ceases to be a director are forfeited

CODE OF ETHICS

The Company has adopted a Code of Conduct for all Associates, including the chief executive officer and chief financial officer. The Company undertakes to provide a copy of such code of ethics to any person, without charge, upon written request to LPA Holding Corp., 130 South Jefferson Street, Suite 300, Chicago, Illinois 60661, Attention: General Counsel.

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for the 52 weeks ended July 2, 2005 (2005), the 53 weeks ended July 3, 2004 (2004), and the 52 weeks ended June 28, 2003 (2003), by the Company's Chief Executive Officer and the four other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the 2005 fiscal year (collectively the "named executive officers"):

                           SUMMARY COMPENSATION TABLE
                           COMPENSATION FOR THE PERIOD

                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                         -----------------
                                                         ANNUAL              NUMBER OF
                                                      COMPENSATION           SECURITIES
                                                 ---------------------       UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR      SALARY      BONUS    OPTION/SAR AWARDS   COMPENSATION
---------------------------               ----   -----------  --------   -----------------   ------------
Gary A. Graves                            2005   $425,000     $165,000
   Chief Executive Officer, President,    2004   $411,583      390,116
   Chief Operating Officer and Director   2003    289,423(1)   375,000        180,254

Neil P. Dyment                            2005    255,721       40,000
   Senior Vice President, Chief           2004    216,346(2)    77,670
   Financial Officer

Gregory S. Davis                          2005    207,645       28,730
   Vice President, General Counsel        2004    205,808       74,535
   and Secretary                          2003     30,769(3)

Hugh W. Tracy                             2005    172,102       23,890
   Vice President, Chief Information      2004    154,973(4)    57,024                        $13,048(5)
   Officer

Lawrence Appell                           2005    158,388       27,500                          4,845(6)
   Vice President, Western Region         2004    155,120       56,314                          1,986(6)
                                          2003     63,462(7)

(1) Mr. Graves joined the Company in August 2002. Fiscal 2003 compensation covers 44 weeks from August 26, 2002 through June 28, 2003.

(2) Mr. Dyment joined the Company in August 2003. Fiscal 2004 compensation covers 46 weeks from August 18, 2003 through July 3, 2004.

(3) Mr. Davis joined the Company in May 2003. Fiscal 2003 compensation covers 8 weeks from May 5, 2003 through June 28, 2003.

(4) Mr. Tracy joined the Company in July 2003. Fiscal 2004 compensation covers 49 weeks from July 28, 2003 through July 3, 2004.

(5) Represents payments to cover transitional health care costs at time of hire.

(6)  Represents auto allowance.

(7) Mr. Appell joined the Company in January 2003. Fiscal 2003 compensation covers 23 weeks from January 20, 2003 through June 28, 2003.

The table below presents information relating to grants to the named executive officers of options to purchase common stock of Company. There were no Options/SAR Grants granted in fiscal year 2004.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

                                                    NUMBER OF
                                                   SECURITIES
                                                   UNDERLYING           VALUE OF
                                                   UNEXERCISED        IN-THE-MONEY
                                                  OPTIONS/SARS        OPTIONS/SARS
                                                  AT FY END (#)       AT FY END (1)
                                                ----------------      -------------
                   SHARES ACQUIRED     VALUE       EXERCISABLE/        EXERCISABLE/
      NAME         ON EXERCISE (#)   REALIZED     UNEXERCISABLE       UNEXERCISABLE
----------------   ---------------   --------   ----------------      -------------
Gary A. Graves                                  131,435 / 48,819 (2)        0 / 0
Neil  P. Dyment                                    None / None          n/a / n/a
Gregory S. Davis                                   None / None          n/a / n/a
Hugh W. Tracy                                      None / None          n/a / n/a
Lawrence Appell                                    None / None          n/a / n/a

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

EMPLOYMENT CONTRACTS

The Company entered into an amended and restated employment agreement with Gary
A. Graves dated and effective as of September 28, 2005 (Employment Agreement). The term of the Employment Agreement automatically renews on August 26th of each year for an additional one-year period unless notice to terminate is provided by one of the parties 90 days prior to such date. The Employment Agreement provides for Mr. Graves to receive a base salary of $425,000, subject to annual performance adjustments, plus a bonus of up to 200% of base salary. The Employment Agreement provides that the executive is entitled to participate in the health and welfare benefit plans available to the Company's other senior executives. The Employment Agreement also provides for severance in the case of termination without 'cause' or a resignation with 'good reason' in an amount equal to one year of base salary (two years of base salary in the event that such termination without 'cause' or a resignation with 'good reason' occurs six months prior to or twenty-four months following a 'change of control' of Parent) plus two times the bonus at 100% of base salary. Included in the severance in the case of termination without 'cause' or resignation with 'good reason' is one year of coverage under and participation in the Company's employee benefit program (two years of coverage in the event that such termination without 'cause' or a resignation with 'good reason' occurs six months prior to or twenty-four months following a 'change of control' of Parent). The Employment Agreement also contains customary non-disclosure, non-competition and non-solicitation covenants.

1998 OPTION PLAN

The Company adopted the 1998 Plan pursuant to which options, which currently represent 2.3% of Parent's common stock, on a fully diluted basis, are available to grant. The 1998 Plan provides for the granting of Tranche A and Tranche B options to purchase up to 60,074 shares of Parent's common stock. During fiscal year 2002, the Company amended the 1998 Plan, increasing to 725,000 the number of options available for grant. The options will be allocated in amounts to be agreed upon between LPA and Parent. Seventy-five percent of the options will vest over four years and twenty-five percent of the options will vest if certain transactions are consummated which generate certain minimum returns to LPA. The exercise price for the time vesting options will be 50% of the per share price paid by LPA for its common stock of Parent and the exercise price for the remaining options will be 100% of the per share price paid by LPA for its common stock of Parent. The options expire 10 years from the date of grant. Options to purchase 205,054 shares of Parent's common stock are currently outstanding under the 1998 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of La Petite's common stock is held by LPA Holding Corp. (Parent). As of July 2, 2005, LPA Investment LLC (LPA) owned 66.0% of the outstanding common stock of Parent (approximately 94.0% on a fully diluted basis, including the warrants described below) and Vestar, the former principal stockholder of the Company, and La Petite's current and former management own approximately 2.7%, 0.3% and 31.0%, respectively, of the outstanding common stock of Parent (approximately 0.2%, 1.6% and 1.8%, respectively, on a fully diluted basis). In connection with the purchases of preferred stock of Parent, described below, LPA received warrants to purchase shares of Parent's common stock that currently represents the right to acquire approximately 17.0% of Parent's common stock on a fully diluted basis.

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

The Series A preferred stock is not redeemable at the option of the holder prior to the maturity of the notes. Commencing on July 1, 2005, the Series A preferred stock dividends became payable in cash, subject to the limitations in the Company's senior credit agreement which prohibits such payments without the lenders' prior consent. Absent such consent, the dividends will continue to be added to the Series A preferred stock liquidation value.

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

The Stockholder's Agreement provides that the Board of Directors of Parent shall consist of 5 to 8 persons as determined pursuant to the Stockholders Agreement. The Stockholder's Agreement further provides that LPA is entitled to designate four of the directors, one of whom is entitled to three votes as a director. Messrs. Murray, and O'Brien have been elected as directors pursuant to this provision and currently there has not been a director designated to be entitled to three votes as a director. On December 11, 2002 the

Stockholder's Agreement was amended to provide that the remaining directors will be the Chief Executive Officer of Parent and up to three other directors designated by the foregoing directors.

The Stockholders' Agreement also contains covenants in respect of the delivery of certain financial information to Parent's stockholders and granting access to Parent's records to holders of more than 2% of Parent's common stock.

A majority of the economic interests of LPA is owned by J.P. Morgan Partners (23A SBIC), LLC (JPMP SBIC) an affiliate of JPMP, and a majority of the voting interests of LPA is owned by an entity controlled by Robert E. King. However, pursuant to the LPA Operating Agreement, as amended, if certain triggering events occur and notice is given by JPMP SBIC to LPA that it is exercising its rights thereunder, JPMP SBIC will have the right to vote a majority of the voting interests of LPA. Accordingly, if these triggering events occur and notice is given, through its control of LPA, JPMP SBIC would be able to elect a majority of the Board of Directors of Parent. As a licensed small business investment company, or SBIC, JPMP SBIC is subject to certain restrictions imposed upon SBICs by the regulations established and enforced by the United States Small Business Administration. Among these restrictions are certain limitations on the extent to which an SBIC may exercise control over companies in which it invests. As a result of these restrictions, unless certain events described in the operating agreement occur, JPMP SBIC may not own or control a majority of the outstanding voting stock of LPA or designate a majority of the members of the Board of Directors. Accordingly, while JPMP SBIC owns a majority of the economic interests of LPA, JPMP SBIC owns less than a majority of LPA's voting stock. LPA also agreed not to take certain actions in respect of the common stock of Parent held by LPA without the consent of JPMP SBIC. At no time prior to the date hereof, has JPMP SBIC exercised such voting rights. On September 28, 2005, certain members of Parent's management, including its President and Chief Executive Officer, and its Chief Financial Officer, were granted Class C Units of LPA. LPA has reserved 100,000 Class C Units to be issued to management of Parent from time to time. Pursuant to the terms of the Operating Agreement of LPA, the Class C Units are non-voting equity interests of LPA and are subject to repurchase by LPA or its designee upon the termination of such person's employment with Parent and La Petite. Upon the achievement of enumerated valuation thresholds set forth in the Operating Agreement, the Class C Units will represent in the aggregate up to 13% of the economic interests of LPA.

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

LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered and has received warrants to purchase 1,689,607 shares of Parent's class A common stock in connection with such commitment. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.7 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, 919,963 shares of Series B preferred stock in December 2003 for $2.0 million, and 459,982 shares of Series B preferred stock in December 2004 for $1.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in June 2003, 2,300 shares of Series B preferred stock in November 2003, 1,534 shares of Series B preferred stock in December 2003, and 766 shares of Series B preferred stock in December 2004. Accordingly, at July 2, 2005, the remaining contingent equity commitment from the stockholders of Parent was $7.7 million. Pursuant to Amendment No. 2 to the Securities Purchase Agreement which was effective as of November 30, 2004, the Electing Stockholders agreed to purchase Series B preferred stock if the Company fails at any time to make principal and interest payments on the Senior Notes due 2008. The foregoing obligation is in addition to the existing obligations of the Electing Stockholders to purchase shares of Series B preferred stock; however, the additional obligation does not increase the amount of equity committed by any of the Electing Stockholders. The amendment to the Securities Purchase Agreement also granted the holders representing a majority of the Senior Notes due 2008 with the right to release the Electing Stockholders from the equity commitments under the Securities Purchase Agreement at any time after the repayment of the debt outstanding under the Credit Agreement. See Note 8 to the consolidated financial statements included at Item 8 of this report for further information.

For information regarding securities authorized for issuance under equity compensation, see Note 11 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

J.P. Morgan Securities Inc., or JPMSI, one of the initial purchasers of the old Senior Notes, is an affiliate of JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), which is an agent and a lender to La Petite under the Credit Agreement, an affiliate of JPMP, JPMorgan Chase Bank and JPMSI, owns 66.0% of the outstanding common stock of Parent (approximately 94.0% on a fully diluted basis as of September 30, 2005). LPA owns $45 million of Parent's Series A preferred stock, $21.7 million of Parent's Series B preferred stock, and warrants to purchase 17.6% of the common stock of Parent on a fully diluted basis. Certain employees of JPMP are members of La Petite's Board of Directors (see Item 10). In addition, JPMSI, JPMorgan Chase Bank and their affiliates perform various investment banking, trust and commercial banking services on a regular basis for the Company's affiliates.

In connection with the recapitalization, JPMP SBIC entered into an Indemnification Agreement with Robert E. King, pursuant to which JPMP SBIC has agreed to indemnify Mr. King for any losses, damages or liabilities and all expenses incurred or sustained by Mr. King in his capacity as a manager, officer or director of LPA or any of its subsidiaries, including Parent and La Petite.

In December 1999, November 2001, December 2001, May 2002, June 2003, November 2003, December 2003 and December 2004 Parent sold additional equity to LPA. See "Item 1. Business -Organization"

The Company entered into an employment agreement with Judith A. Rogala, President and Chief Executive Officer, in January 2000, which was due to expire in January 2003. Judith A. Rogala resigned her positions as the President and Chief Executive Officer of the Company effective as of December 11, 2002. Under the terms of her Employment Agreement with the Company, such resignation entitled Ms. Rogala to receive a lump sum payment of $750,000 on January 1, 2004, representing the deferred portion of her signing bonus. In connection with her resignation and in lieu of such payment, Ms. Rogala entered into a Separation Agreement with the Company. Pursuant to the Separation Agreement, Ms. Rogala is entitled to receive severance payments from the Company at a rate equal to (a) $380,000 per annum for the period from December 11, 2002 to December 31, 2002, and (b) $200,000 per annum for the period from January 1, 2003 to December 31, 2007. Such payments will be accelerated if there is a change in control of the Company or if the Company meets certain EBITDA targets for any consecutive twelve-month period during the term of the Separation Agreement. If the Company defaults in any of its payment obligations to Ms. Rogala under the Separation Agreement, it will make a lump-sum payment to Ms. Rogala equal to the product of 1.5 and any future payments then owed to her pursuant to the Separation Agreement. The Separation Agreement allowed Ms. Rogala to retain her options in the Company, which had vested or will vest on or prior to January 1, 2003, for a sixty-day period from December 11, 2002. The Company and Ms. Rogala agreed to standard mutual releases and standard mutual non-disparagement clauses as part of the Separation Agreement. Ms. Rogala agreed to a non-compete provision that will expire in 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company's financial statements for the fiscal years ended July 2, 2005 and July 3, 2004. The chart below sets forth the total amount billed to us by Deloitte & Touche LLP for services performed in fiscal years 2005 and 2004 and breaks down these amounts by the category of service:

                      JULY 2,    JULY 3,
                       2005       2004
                     --------   --------
Audit Fees           $460,000   $475,000
Audit-Related Fees     28,000    111,000
Tax Fees                4,000      3,950
All Other Fees             --         --

Audit fees are fees billed for the audit of the fiscal year 2005 and 2004 annual financial statements and review of the quarterly financial statements.

For fiscal year 2005, audit-related fees were primarily for employee benefit plan audits. For fiscal year 2004, audit-related fees included employee benefit plan audits and audit services related to information technology internal controls.

Tax fees in fiscal years 2005 and 2004 were principally for review of the Company's IRS Forms 5500-Annual Return/Report of Employee Benefit Plans related to the Company's 401k plan and health and welfare plans.

There were no other fees incurred in fiscal years 2005 or 2004.

The audit committee approves all audit, audit-related services, tax services and other services provided by Deloitte & Touche LLP. Any services provided by Deloitte & Touche LLP that are not specifically included within the scope of the audit must be pre-approved by the audit committee in advance of any engagement.

                                    ********

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

      See pages 28 to 50 of this Annual Report on Form 10-K for financial statements of LPA Holding Corp. as of July 2, 2005 and July 3, 2004 and for the 52 weeks ended July 2, 2005, the 53 weeks ended July 3, 2004, and the 52 weeks ended June 28, 2003.

(a)2. Financial Statement Schedules

      The following additional financial data should be read in conjunction with the consolidated financial statements for the 52 weeks ended July 2, 2005, the 53 weeks ended July 3, 2004, and the 52 weeks ended June 28, 2003. Other schedules not included with these additional financial statement schedules have been omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

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

   EXHIBIT
   NUMBER                                 DESCRIPTION
   -------                                -----------
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

10.20(v) Amendment No. 1 to the LPA Holding Corp. 1999 Stock Option Plan for Non-Employee Directors.

10.21(vii)     Employment Agreement among LPA Holding Corp., La Petite Academy,
               Inc., and Judith A. Rogala.

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
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

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
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

10.35(xvi)     Amendment No. 2 and Consent dated as of December 11, 2002 to
               Stockholders Agreement among LPA Holding Corp., Vestar/LPT
               Limited Partnership, LPA Investment LLC and the management stockholders.

10.36(xiv)     Separation Agreement dated as of December 11, 2002 among LPA
               Holding Corp., La Petite Academy, Inc. and Judith A. Rogala.

10.37(xvi)     Consent, Waiver and Amendment dated as of August 26, 2002 to
               Employment Agreement among LPA Holding Corp., La Petite Academy,
               Inc. and Judith A. Rogala.

10.38(xvi)     Amendment No. 1 to 1998 Stock Option Plan for LPA Holding Corp

10.39(xvi)     Employment Letter Agreement dated as of September 5, 2002 among
               La Petite Academy, Inc and Michael F. Czlonka.

10.40(xvi)     Amendment No. 5 to Credit Agreement and Waiver dated as of
               February 10, 2003, among LPA Holding Corp., La Petite Academy,
               Inc., U.S. Bank National Association, as Administrative Agent,
               and the Lenders signatory thereto.

10.41(xvi)     Securities Purchase Agreement dated as of February 10, 2003, among LPA Holding Corp., LPA Investment LLC, and the other persons signatory thereto from time to time.

10.42(xv)      Extension to Fourth Limited Waiver dated as of December 16, 2002 to Credit Agreement dated as of May 11, 1998, as amended, among
               LPA Holding Corp., La Petite Academy, Inc., Bank of America, N.A.
               (formerly known as NationsBank, N.A.) as Administrative Agent,
               Documentation Agent and Collateral Agent for the Lenders and as
               Issuing Bank and Swingline Lender and Chase Bank of Texas,
               National Association, (formerly known as The Chase Manhattan
               Bank) as Syndication Agent.

10.43(xvii)    Fifth Limited Waiver dated as of April 22, 2003, to Credit
               Agreement dated as of May 11, 1998, as amended, among LPA Holding
               Corp., La Petite Academy, Inc., U.S. Bank National Association,
               as Administrative Agent, Documentation Agent and Collateral Agent
               for the Lenders and as Issuing Bank and Swingline Lender.

10.44(xviii)   Sixth Limited Waiver dated as of May 30, 2003, to Credit
               Agreement dated as of May 11, 1998, as amended, among LPA Holding
               Corp., La Petite Academy, Inc., U.S. Bank National Association,
               as Administrative Agent, Documentation Agent and Collateral Agent
               for the Lenders and as Issuing Bank and Swingline Lender.

10.45(xix)     Seventh Limited Waiver dated as of June 30, 2003, to Credit
               Agreement dated as of May 11, 1998, as amended, among LPA Holding
               Corp., La Petite Academy, Inc., U.S. Bank National Association,
               as Administrative Agent, Documentation Agent and Collateral Agent
               for the Lenders and as Issuing Bank and Swingline Lender.

   EXHIBIT
   NUMBER                                 DESCRIPTION
   -------                                -----------
10.46(xx)      Amendment No. 6 to Credit Agreement and Waiver dated as of July
               31, 2003 among La Petite Academy, Inc., LPA Holding Corp., and
               U.S. Bank National Association, as Administrative Agent,
               Documentation Agent and Collateral Agent for the Lenders and as
               Issuing Bank and Swingline Lender.

10.47(xx)      Amendment No. 1, dated as of July 31, 2003, to the Securities
               Purchase Agreement dated as of February 10, 2003 among LPA
               Holding Corp., LPA Investment LLC, and the other parties
               signatory thereto.

10.48(xx)      Support Center Bonus Plan, effective June 29, 2003

10.49(xxi)     Amendment No. 7 to the Credit Agreement effective as of November
               30, 2004, among La Petite Academy, Inc., LPA Holding Corp., U.S.
               Bank National Association, as Resigning Administrative Agent, and
               Heritage Bank, SSB, as Successor Administrative Agent.

10.50(xxi)     Amendment No. 2 to the Securities Purchase Agreement effective as of November 30, 2004, among LPA Holding Corp., LPA Investment
               LLC, and the other parties signatory thereto.

10.51(xxii)    Amendment No. 8 to Credit Agreement dated as of April 13, 2005, among LPA Holding Corp., La Petite Academy, Inc., Heritage Bank,
               SSB, as Administrative Agent and as Resigning Issuing Bank and
               Bank of America, N.A. as Successor Issuing Bank.

10.52*         Fourth Amended and Restated Operating Agreement of LPA
               Investment, LLC dated as of September 28, 2005, among LPA
               Investment, LLC and its Members.

10.53*         Amended and Restated Employment Agreement dated as of September
               28, 2005 among LPA Holding Corp., La Petite Academy, Inc. and
               Gary A. Graves.

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

(xvii)         Incorporated by reference to the exhibits to LPA Holding Corp.'s
               Form 8-K, filed with the Securities and Exchange Commission on April 24, 2003.

(xviii)        Incorporated by reference to the exhibits to LPA Holding Corp.'s
               Form 8-K, filed with the Securities and Exchange Commission on June 4, 2003.

(xix)          Incorporated by reference to the exhibits to LPA Holding Corp.'s
               Form 8-K, filed with the Securities and Exchange Commission on July 3, 2003.

(xx)           Incorporated by reference to the exhibits to LPA Holding Corp.'s
               Form 10-K for the Fiscal Year ended June 28, 2003 filed with the
               Securities and Exchange Commission on September 26, 2003.


(xxi)          Incorporated by reference to the Exhibits to LPA Holding Corp.'s
               Form 10-Q for the 16 weeks ended October 23, 2004, filed with the Securities and Exchange Commission on December 7, 2004.

(xxii)         Incorporated by reference to the exhibits to LPA Holding Corp.'s
               Form 8-K, filed with the Securities and Exchange Commission on April 18, 2005

(*)            Filed herein

(b)  Supplemental information to be furnished with reports filed pursuant to
     Section 15(d) of the Act by Registrants, which have not registered securities pursuant to Section 12 of the Act

               Except for a copy of this Annual Report on Form 10-K, no annual report to security holders covering the registrants' last fiscal year or proxy materials will be sent to security holders.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                              JULY 2,     JULY 3,
BALANCE SHEETS                                                                  2005        2004
--------------                                                               ---------   ---------
ASSETS:                                                                      $      --   $      --
                                                                             =========   =========
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
   Payable to La Petite Academy, Inc.                                           33,376      34,386
                                                                             ---------   ---------
      Total current liabilities                                                 33,376      34,386

Long-term liabilities:
   Equity in net loss of La Petite Academy,                                    143,003     142,418
      Inc in excess of investment
   Series A 12% mandatorily redeemable preferred
      stock (Note 8)                                                            91,699      79,866
                                                                             ---------   ---------
      Total long-term liabilities                                              234,702     222,284

Series B 5% convertible redeemable participating preferred stock
   ($0.01 par value per share); 13,645,000 shares authorized,
   10,006,550 shares and 9,541,968 shares issued and outstanding;
   aggregate liquidation preference of $24.9 million and $22.7
   million, as of July 2, 2005 and July 3, 2004, respectively                   24,934      22,747

Stockholders' deficit:
   Class A common stock ($0.01 par value per share); 17,500,000 shares authorized; and 773,403 shares issued and outstanding
   as of July 2, 2005 and July 3, 2004.                                              8           8
   Class B common stock ($0.01 par value per share); 20,000 shares authorized, issued and outstanding as of July 2, 2005 and July 3, 2004.
   Common stock warrants                                                         8,596       8,596
   Accumulated other comprehensive income                                            0          74
   Accumulated deficit                                                        (301,616)   (288,095)
                                                                             ---------   ---------
      Total stockholders' deficit                                             (293,012)   (279,417)
                                                                             ---------   ---------
                                                                             $      --   $      --
                                                                             =========   =========

         See notes to consolidated financial statements included in Part
                     II of this Annual Report on Form 10-K.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)

                                                                   52 WEEKS ENDED   53 WEEKS ENDED   52 WEEKS ENDED
                                                                       JULY 2,          JULY 3,         JUNE 28,
STATEMENTS OF OPERATIONS                                                2005             2004             2003
------------------------                                           --------------   --------------   --------------
Equity in net income (loss) of La Petite Academy, Inc.                $   (511)        $  1,576         $(15,948)
                                                                      --------         --------         --------
Interest expense
   Dividends and accretion on Series A preferred stock (Note 8)        (11,833)         (10,489)              --
                                                                      --------         --------         --------
Net loss                                                               (12,344)          (8,913)         (15,948)
                                                                      --------         --------         --------
Other comprehensive income (loss):
   Derivative adjustments reclassified into operations                     (74)             (86)             (86)
                                                                      --------         --------         --------
      Total other comprehensive income (loss)                              (74)             (86)             (86)
                                                                      --------         --------         --------
Comprehensive loss                                                    $(12,418)        $ (8,999)        $(16,034)
                                                                      ========         ========         ========

         See notes to consolidated financial statements included in Part
                     II of this Annual Report on Form 10-K.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)

                                                                  52 WEEKS ENDED   53 WEEKS ENDED   52 WEEKS ENDED
                                                                      JULY 2,          JULY 3,         JUNE 28,
STATEMENTS OF CASH FLOWS                                               2005             2004             2003
------------------------                                          --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(12,344)        $(8,913)         $(15,948)
   Adjustments to reconcile net loss to net cash from
      operating activities:
   Dividends and accretion on Series A preferred stock (Note 8)        11,833          10,489                --
   Non cash items                                                         (74)            (86)              (86)
   Equity in net comprehensive loss of La Petite Academy, Inc.
   in excess of investment.                                               585          (1,490)           16,034
                                                                     --------         -------          --------
      Net cash from operating activities                                   --              --                --
                                                                     --------         -------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in La Petite Academy, Inc.                               (1,010)         (5,001)             (745)
                                                                     --------         -------          --------
      Net cash used in investing activities                            (1,010)         (5,001)             (745)
                                                                     --------         -------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock, redeemable preferred
      stock and warrants, net of expenses                               1,010           5,001               745
                                                                     --------         -------          --------
      Net cash provided by financing activities                         1,010           5,001               745
                                                                     --------         -------          --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                    --              --                --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           --              --                --
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     --         $    --          $     --
                                                                     ========         =======          ========

         See Notes to Consolidated Financial Statements included in Part
                     II of this Annual Report on Form 10-K.

LPA HOLDING CORP. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

                                  BALANCE AT   CHARGED TO                BALANCE AT
                                    JULY 3,     COSTS AND                  JULY 2,
DESCRIPTION                          2004       EXPENSES    WRITE-OFFS      2005
-----------                       ----------   ----------   ----------   ----------
Allowance for doubtful accounts      $501        $1,526       $1,460        $567
                                     ----        ------       ------        ----

                                  BALANCE AT   CHARGED TO                BALANCE AT
                                   JUNE 28,     COSTS AND                  JULY 3,
DESCRIPTION                          2003       EXPENSES    WRITE-OFFS      2004
-----------                       ----------   ----------   ----------   ----------
Allowance for doubtful accounts      $496        $2,490       $2,485        $501
                                     ----        ------       ------        ----

                                  BALANCE AT   CHARGED TO                BALANCE AT
                                   JUNE 29,     COSTS AND                 JUNE 28,
DESCRIPTION                          2002       EXPENSES    WRITE-OFFS      2003
-----------                       ----------   ----------   ----------   ----------
Allowance for doubtful accounts      $914        $2,802       $3,220        $496
                                     ----        ------       ------        ----

     See notes to consolidated financial statements included in Part II of this Annual Report on Form 10-K

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

                               BALANCE AT   CHARGED TO                BALANCE AT
                                 JULY 3,     COSTS AND   CHARGED TO     JULY 2,
DESCRIPTION                       2004       EXPENSES      RESERVE       2005
-----------                    ----------   ----------   ----------   ----------
Reserve for Closed Academies     $1,576        $122         $661        $1,037
                                 ------        ----         ----        ------

                               BALANCE AT   CHARGED TO                BALANCE AT
                                JUNE 28,     COSTS AND   CHARGED TO     JULY 3,
DESCRIPTION                       2003       EXPENSES      RESERVE       2004
-----------                    ----------   ----------   ----------   ----------
Reserve for Closed Academies     $4,466       $(864)       $2,026       $1,576
                                 ------       -----        ------       ------

                               BALANCE AT   CHARGED TO                BALANCE AT
                                JUNE 29,     COSTS AND   CHARGED TO    JUNE 28,
DESCRIPTION                       2002       EXPENSES      RESERVE       2003
-----------                    ----------   ----------   ----------   ----------
Reserve for Closed Academies     $4,598       $4,908       $5,040       $4,466
                                 ------       ------       ------       ------

     See notes to consolidated financial statements included in Part II of this Annual Report on Form 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on September 30, 2005.

                                        LPA Holding Corp.


                                        /s/ Neil P. Dyment
                                        ----------------------------------------
                                        By: Neil P. Dyment
                                        Chief Financial Officer and duly
                                        authorized representative of the
                                        registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on September 30, 2005.


/s/ Gary A. Graves                      /s/ Stephen P. Murray
-------------------------------------   ----------------------------------------
By: Gary A. Graves                      By: Stephen P. Murray
Chief Executive Officer, President,     Chairman of the Board and Director
Chief Operating Officer, and Director


/s/ Glenn H. Gage                       /s/ Terry D. Byers
-------------------------------------   ----------------------------------------
By: Glenn H. Gage                       By: Terry D. Byers
Director                                Director


/s/ Ronald L. Taylor                    /s/ Kevin G. O'Brien
-------------------------------------   ----------------------------------------
By: Ronald L. Taylor                    By: Kevin G. O'Brien
Director                                Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on September 30, 2005.

                                        La Petite Academy, Inc.


                                        /s/ Neil P. Dyment
                                        ----------------------------------------
                                        By: Neil Dyment
                                        Chief Financial Officer and duly
                                        authorized representative of the
                                        registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on September 30, 2005.


/s/ Gary A. Graves                      /s/ Stephen P. Murray
-------------------------------------   ----------------------------------------
By: Gary A. Graves                      By: Stephen P. Murray
Chief Executive Officer, President      Chairman of the Board and Director
Chief Operating Officer, and Director


/s/ Glenn H. Gage                       /s/ Terry D. Byers
-------------------------------------   ----------------------------------------
By: Glenn H. Gage                       By: Terry D. Byers
Director                                Director


/s/ Ronald L. Taylor                    /s/ Kevin G. O'Brien
---------------------------             ----------------------------------------
By: Ronald L. Taylor                    By: Kevin G. O'Brien
Director                                Director