Form 10-Q
period 2006-01-14
LPA HOLDING CORP; LA PETITE ACADEMY INC
filed 2006-02-28
CIK 1062774, 901116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 14, 2006

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of February 28 2006, LPA Holding Corp. had outstanding 773,403 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of February 28 2006, the additional registrant had the number of outstanding shares, shown on the following table.

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
                                                                               Common Stock (par
                                                                               value, $.01 per
                                                                               share)

LPA HOLDING CORP. AND SUBSIDIARIES

INDEX

                                                                            PAGE
                                                                           -----
PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):
   Condensed Consolidated Balance Sheets                                     4-5
   Condensed Consolidated Statements of Operations and Comprehensive
      Income (Loss)                                                            6
   Condensed Consolidated Statements of Cash Flows                             7
   Notes to Condensed Consolidated Financial Statements                     8-13
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS                                               14-21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            21
ITEM 4. CONTROLS AND PROCEDURES                                               22

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS                                                     23
ITEM 6. EXHIBITS                                                              23
SIGNATURES                                                                 24-25

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                         JANUARY 14,    JULY 2,
                                                            2006          2005
                                                         -----------   ---------
ASSETS
Current assets:
   Cash and cash equivalents                               $  6,213     $  5,967
   Accounts receivable, net of allowance for
      doubtful accounts of $614 and $567, respectively       10,290       12,676
   Short-term insurance deposits (Note 3)                     4,212        4,279
   Supplies inventory                                         4,130        4,172
   Other prepaid expenses                                     3,682        2,016
   Refundable taxes                                              37           27
                                                           --------     --------
      Total current assets                                   28,564       29,137

Property and equipment, at cost:
   Land                                                       5,432        5,442
   Buildings and leasehold improvements                      87,497       88,373
   Furniture and equipment                                   34,569       33,198
   Construction in progress                                   1,151           --
                                                           --------     --------
                                                            128,649      127,013
   Less accumulated depreciation                             92,784       88,859
                                                           --------     --------
      Property and equipment, net                            35,865       38,154

Long-term insurance deposits (Note 3)                         6,014        5,134
Other assets (Note 3)                                         4,436        5,230
                                                           --------     --------
Total assets                                               $ 74,879     $ 77,655
                                                           ========     ========

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              JANUARY 14,    JULY 2,
                                                                                  2006         2005
                                                                              -----------   ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Overdrafts due banks                                                        $   4,195    $   2,879
   Accounts payable                                                                4,876        7,784
   Current maturities of long-term debt and capital lease
   obligations  (Note 4)                                                             617        1,014
   Accrued salaries, wages and other payroll costs                                20,291       20,284
   Accrued insurance liabilities                                                   6,442        6,454
   Accrued property and sales taxes                                                4,769        3,811
   Accrued interest payable                                                        2,607        1,946
   Reserve for closed schools                                                        414          770
   Other current liabilities                                                      12,476        9,619
                                                                               ---------    ---------
      Total current liabilities                                                   56,687       54,561

Long-term liabilities:
   Long-term debt and capital lease obligations (Note 4)                         190,982      191,370
   Other long-term liabilities (Note 5)                                            8,932        8,102
   Series A 12% mandatorily redeemable preferred stock (Note 6)                   98,794       91,699
                                                                               ---------    ---------
      Total long-term liabilities                                                298,708      291,171

Series B 5% convertible redeemable participating preferred stock                  25,601       24,935
   ($0.01 par value per share); 13,645,000 shares authorized, 10,006,550 shares issued and outstanding; aggregate liquidation preference of $25.6 million and $24.9 million, as of January 14, 2006 and July 2, 2005, respectively

Stockholders' deficit:
   Class A common stock ($0.01 par value per share); 17,500,000
      shares authorized; and 773,403 shares issued and outstanding                     8            8
   Class B common stock ($0.01 par value per share); 20,000
      shares authorized, issued and outstanding                                       --           --
   Common stock warrants                                                           8,596        8,596
   Accumulated deficit                                                          (314,721)    (301,616)
                                                                               ---------    ---------
      Total stockholders' deficit                                               (306,117)    (293,012)
                                                                               ---------    ---------
Total liabilities and stockholders' deficit                                    $  74,879    $  77,655
                                                                               =========    =========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                      12 WEEKS ENDED              28 WEEKS ENDED
                                                -------------------------   -------------------------
                                                JANUARY 14,   JANUARY 15,   JANUARY 14,   JANUARY 15,
                                                    2006          2005          2006          2005
                                                -----------   -----------   -----------   -----------
Revenue                                           $93,914       $86,972      $216,498      $199,344

Operating expenses:
   Salaries, wages and benefits                    53,995        48,975       125,014       114,856
   Facility lease expense                          11,194        10,780        25,977        24,920
   Depreciation and amortization                    2,323         2,178         6,357         5,030
   Restructuring charges (reversals) (Note 9)          45             1           121           (41)
   Provision for doubtful accounts                    484           410           864           841
   Other                                           21,492        19,980        52,866        50,205
                                                  -------       -------      --------      --------
Total operating expenses                           89,533        82,324       211,199       195,811
                                                  -------       -------      --------      --------

Operating income (loss)                             4,381         4,648         5,299         3,533

Interest expense
   Interest on debt                                 4,633         4,511        10,715        10,449
   Dividends and accretion on Series A
      preferred stock (Note 6)                      3,062         2,668         7,095         6,179
                                                  -------       -------      --------      --------
Total interest expense                              7,695         7,179        17,810        16,628
Interest income                                       (38)          (19)          (80)          (34)
                                                  -------       -------      --------      --------
      Net interest expense                          7,657         7,160        17,730        16,594
                                                  -------       -------      --------      --------
Income (loss) before income taxes                  (3,276)       (2,512)      (12,431)      (13,061)
Provision (benefit) for income taxes                    3            17             7            55
                                                  -------       -------      --------      --------
Net income (loss)                                  (3,279)       (2,529)      (12,438)      (13,116)
                                                  -------       -------      --------      --------
Other comprehensive loss:
   Derivative adjustments reclassified into
      operations                                       --           (20)           --           (46)
                                                  -------       -------      --------      --------
      Total other comprehensive loss                   --           (20)           --           (46)
                                                  -------       -------      --------      --------
Comprehensive income (loss)                       $(3,279)      $(2,549)     $(12,438)     $(13,162)
                                                  =======       =======      ========      ========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                                               28 WEEKS      28 WEEKS
                                                                                ENDED         ENDED
                                                                             JANUARY 14,   JANUARY 15,
                                                                                 2006          2005
                                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $(12,438)     $(13,116)
   Adjustments to reconcile net loss to net cash from operating activities
      Restructuring charges (reversals)                                            121           (41)
      Depreciation and amortization                                              6,357         5,030
      Dividends and accretion on Series A preferred stock (Note 6)               7,095         6,179
      Loss on sales and disposals of property and equipment                         50            48
      Other non cash items                                                         475           499
   Changes in assets and liabilities, net of acquisition:
      Accounts receivable                                                        2,386          (645)
      Insurance deposits                                                          (813)         (881)
      Supplies inventory                                                            42           243
      Other prepaid expenses                                                    (1,526)       (2,884)
      Refundable taxes                                                             (10)          (32)
      Accounts payable                                                          (2,908)         (305)
      Accrued salaries, wages and other payroll costs                             (101)       (1,913)
      Accrued property and sales taxes                                             958           800
      Accrued interest payable                                                     661           656
      Other current liabilities                                                  2,857         2,892
      Accrued insurance liabilities                                                995           648
      Reserve for closed schools                                                  (340)         (364)
      Other changes in assets and liabilities, net                                 (36)         (140)
                                                                              --------      --------
         Net cash provided by (used for) operating activities                    3,825        (3,326)
                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                         (4,099)       (5,390)
   Acquisitions                                                                   (191)           --
   Proceeds from sale of assets                                                    179            --
                                                                              --------      --------
         Net cash used for investing activities                                 (4,111)       (5,390)
                                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of term loans and capital lease obligations                          (785)         (901)
   Net borrowings (payments) under the Revolving Credit Agreement                   --         8,735
   Deferred debt issuance costs                                                     --          (538)
   Proceeds from issuance of common stock, redeemable preferred
      stock and warrants, net of expenses                                           --         1,010
   Overdrafts due bank                                                           1,317           612
                                                                              --------      --------
         Net cash provided by (used for) financing activities                      532         8,918
                                                                              --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          246           202
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 5,967         7,542
                                                                              --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  6,213      $  7,744
                                                                              ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                $  9,478      $  9,269
      Income taxes                                                                   3            21

   Non-cash investing and financing activities:
      Capital lease obligations                                                     --           323

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

     On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company, and Parent entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). LPA is the direct parent company of Parent and an indirect parent of La Petite. LPA is owned by an affiliate of J.P. Morgan Partners, LLC (JPMP), by an entity controlled by Robert E. King, and by senior management of the Company.

     The Company offers educational, developmental and child care programs that are available on a full-time or part-time basis, for children between six weeks and twelve years old. The Company's schools are located in 36 states and the District of Columbia, primarily in the southern, Atlantic coastal, mid-western and western regions of the United States.

     As of January 14, 2006, the Company operated 650 schools, including 591 residential academies, 30 employer-based schools and 29 Montessori schools. For the 28 weeks ended January 14, 2006, the Company had an average attendance of approximately 64,240 full and part-time children.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments (consisting solely of normal and recurring adjustments) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). The results for the interim periods ended January 14, 2006 and January 15, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

     Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended July 2, 2005.

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

     The Company has a working capital and stockholders' deficit as of January 14, 2006 and has experienced losses before income taxes over each of the past three fiscal years. The Company required equity investments by LPA and other electing stockholders of $0.8 million, $5.0 million and $1.0 million in fiscal years 2003, 2004 and 2005, respectively, to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business. The last equity investment was made in December 2004 and the company has not required any equity investments since then.

     Management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included decreased discretionary expense spending and greater realization of revenue resulting from increased facility utilization and from increased controls over the use of tuition discounts and coupons. As a result of these and other actions, revenue and operating income for the 28 weeks ended January 14, 2006, are up 8.6% and 50% respectively. Management believes that these efforts, coupled with (i) the remaining $7.7 million of equity commitment, as of January 14, 2006, provided by LPA and certain of the other stockholders of Parent, (ii) the available funds under the Revolving Credit Facility of $6.0 million, (iii) the extension of the final maturity date of the Credit Agreement to November 2007 and (iv) revision of certain existing financial covenant targets and establishment of new targets for the extended period of the Credit Agreement, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard, nor can there be any assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

     DEPRECIATION ADJUSTMENT - In connection with the preparation of the first quarter 2006 fiscal year financial statements, the Company determined that it had understated depreciation expense related to certain real property that was owned on leased land. The cumulative impact of the depreciation error in the 1st quarter was $0.8 million. The impact of the error is immaterial to any individual prior year's financial statements. The Company does not believe the correction of this error will be material to the 2006 fiscal year annual financial statements. Accordingly, depreciation for the 28 weeks ended January 14, 2006 includes the $0.8 million correction.

     FISCAL YEAR END - The Company's fiscal year ends on the Saturday closest to June 30 and is composed of 13 four-week periods. The first quarter contains four such periods or 16 weeks and each remaining quarter contains 3 periods or 12 weeks. Unless otherwise noted, references in this report relate to fiscal years rather than calendar years.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment. The Statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company adopted the provisions of Statement 123 (R) on July 3, 2005. The Company adopted Statement 123 (R) using a modified prospective application, as permitted under Statement 123
     (R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. See Note 8 for additional information regarding the adoption of Statement 123 (R).

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by Statement No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. The Company adopted the provisions of Statement No. 153 on July 3, 2005.

     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", to clarify certain provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Interpretation No. 47 specifies that the term "conditional asset retirement obligation" includes an entity's legal obligation to perform an asset retirement activity for which the timing and (or) method of settlement are conditional on a future event that may or may not be in the control of the entity. This interpretation provides that an entity is required to recognize a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is in the process of assessing the impact of adoption on the company's financial position and results of operations.

3.   OTHER ASSETS

     Short and long term insurance deposits represent cash held by insurance carriers as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

Other non-current assets consist of the following (in thousands of dollars):

                           JANUARY 14,   JULY 2,
                               2006        2005
                           -----------   -------
Deferred financing costs     $10,576     $10,576
Accumulated amortization      (8,317)     (7,740)
                             -------     -------
                               2,259       2,836
Other (a)
                               2,177       2,394
                             -------     -------
                             $ 4,436     $ 5,230
                             =======     =======

(a) Other includes the unamortized portion of losses on sale-leasebacks, utility deposits, goodwill, and properties held for sale, which are valued at fair value less cost to sell.

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long term debt and capital lease obligations consists of the following (in thousands of dollars):

                                                     JANUARY 14,    JULY 2,
                                                         2006        2005
                                                     -----------   --------
Senior Notes, 10.0% due May 15, 2008                  $145,000     $145,000
Borrowings under term loan facility,
   interest rate of 8.64% at January 14, 2006           32,181       32,452
Borrowings under revolving credit agreement,
   interest rate of 8.84% at January 14, 2006           14,000       14,000
Capital lease obligations and other long term debt         418          932
                                                      --------     --------
                                                       191,599      192,384
Less current maturities of long-term
   debt and capital lease obligations                     (617)      (1,014)
                                                      --------     --------
                                                      $190,982     $191,370
                                                      ========     ========

     On December 6, 2004, the Company entered into Amendment No. 7 to the Credit Agreement, effective as of November 30, 2004. Pursuant to the amendment to the Credit Agreement, the final maturity of the Credit Agreement was extended from May 11, 2006 to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.2 million in the remainder of fiscal year 2006, $0.4 million in fiscal year 2007 and $31.6 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). The amendment also (i) revised certain existing financial covenant targets required to be maintained by the Company and set new targets for the extended period of the Credit Agreement; (ii) deleted the requirement that LIBOR borrowings pay a predetermined minimum interest rate; and (iii) lowered the minimum dollar amount required to make a borrowing under the Credit Agreement. On April 13, 2005, the Company entered into Amendment No. 8 to the Credit Agreement to change the issuing bank of its Letters of Credit and to restore a swingline loan mechanism that was previously deleted by prior amendments to the Company's Credit Agreement.

     The Credit Agreement contains covenants which restrict the Company's ability, among other things, to incur debt and liens, sell assets and make investments. The Company was in compliance with all covenants on January 14, 2006.

5.   OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following (in thousands of dollars):

                                      JANUARY 14,   JULY 2,
                                          2006        2005
                                      -----------   -------
Unfavorable leases (a)                   $  333      $  435
Reserve for closed schools (b)              300         267
Deferred severance (c)                      194         302
Long-term insurance liabilities (d)       8,105       7,098
                                         ------      ------
                                         $8,932      $8,102
                                         ======      ======

(a) In connection with the acquisition Bright Start, a liability for unfavorable operating leases was recorded and is being relieved over the average remaining life of the related leases.

(b) The reserve for closed schools includes the long-term liability related primarily to leases for schools that were closed and are no longer operated by the Company.

(c) On December 11, 2002, the Company entered into a Separation Agreement with the Company's former Chief Executive Officer and President. The long-term portion of the Company's total contractual obligations pursuant to the Separation Agreement is $0.2 million as of January 14, 2006.

(d) Long-term insurance liabilities reflect the Company's obligation for reported and not paid and incurred but not reported, workers' compensation, auto and general liability claims.

6.   SHARES SUBJECT TO MANDATORY REDEMPTION

     Shares subject to mandatory redemption consist of 45,000 shares of Series A 12% mandatorily redeemable preferred stock, $0.01 par value (Series A preferred stock), all of which were issued and outstanding as of January 14, 2006. The original carrying value of the preferred stock of $36.4 million is being accreted to its redemption value of $45.0 million on May 11, 2008. The Series A preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual Series A preferred stock dividend dates are added to the liquidation value. The liquidation value was $103.9 million and $97.6 million as of January 14, 2006 and July 2, 2005, respectively. Accrued dividends were $58.9 million and $52.6 million at January 14, 2006 and July 2, 2005, respectively. The Series A preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The Series A preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

     The Company recognized $7.1 million and $6.2 million in dividends and accretion on the Series A preferred stock as interest expense during the 28 weeks ended January 14, 2006 and January 15, 2005, respectively. The charges to interest expense are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value. On July 1, 2005, the Series A preferred stock dividends became payable in cash, subject to the limitations in the Company's senior credit agreement which prohibits such payments without the lenders' prior consent. Absent such consent, the dividends continue to be added to the Series A preferred stock liquidation value.

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

8.   STOCK-BASED COMPENSATION

     On July 3, 2005, the Company adopted the provisions of SFAS No. 123 (R). The Company adopted Statement

     123 (R) using a modified prospective application, as permitted under Statement 123 (R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for the fair value of all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

     Prior to the adoption of SFAS No. 123 (R), the Company accounted for all options in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has previously been recognized for stock options granted. These plans are more fully described in Note 11 of the Company's Annual Report on Form 10-K for the year ended July 2, 2005.

     On September 28, 2005, certain members of Parent's management, including its President and Chief Executive Officer, and its Chief Financial Officer, were granted 98,000 Class C Units of LPA. At January 14, 2006, there were 2,000 Class C Units of LPA available for future grants. Pursuant to the terms of the Operating Agreement of LPA, the Class C Units are non-voting equity interests of LPA and are subject to repurchase by JPMP or its designee upon the termination of such person's employment with Parent and La Petite. Subject to certain conditions described in the Operating Agreement of LPA, upon termination of such person's employment with Parent and La Petite vested Class C Units are repurchased for fair market value and unvested Class C Unit are repurchased for $.01 per Class C Unit. The Class C Units vest monthly over a four year period, with credit granted for prior years employment with Parent and La Petite. Based on the transfer restrictions set forth in the Operating Agreement of LPA and contractual limitations set forth in the documents governing La Petite's senior secured loans and senior notes, in order for the Class C Units to have any realizable value a sale of Parent or La Petite or a liquidity event (such as an initial public offering) would be required. Since neither a sale of La Petite nor an initial public offering is considered probable until its occurrence, the adoption of SFAS No. 123 (R) did not result in any incremental stock-based compensation cost during the 28 weeks ended January 14, 2006. There was no compensation expense recorded during the 28 weeks ended January 14, 2006 for the unvested portion of options granted in prior periods because the fair value of such options at the date of grant was not material. If compensation cost for options granted in prior periods had been recognized as prescribed by SFAS No. 123 (R), it would not have had a material effect on the Company's results of operations for the 28 weeks ended January 14, 2006.

     The Company uses the Monte Carlo valuation model to determine the fair value of Class C Units of LPA. The Monte Carlo model includes various assumptions, including the risk free interest rate, the expected volatility and the expected life for Class C Units of LPA. The assumptions used in the Monte Carlo valuation model are as follows:

                              JANUARY 14, 2006
                              ----------------
Risk free interest rate             4.08%
Average expected volatility         45.0%
Expected life (in years)               5

     A summary of the status of the Class C units of LPA as of January 14, 2006, and changes during the 28 weeks ended January 14, 2006 are as follows:

                                                 WEIGHTED-AVERAGE
   CLASS C UNITS OF LPA              SHARES   GRANT DATE FAIR VALUE
   --------------------              ------   ---------------------
Non-vested at July 2, 2005               --               --
Granted                              98,000           $30.25
Vested                               68,901            30.25
                                     ------           ------
Non-vested at January 14, 2006 (a)   29,099           $30.25

(a) As of January 14, 2006, the non-vested Class C Units of LPA had a weighted average vesting term of 14 months. The vesting provisions as set forth in the Operating Agreement of LPA, only apply to the repurchase of Class C Units upon termination of employment as provided for in the Operating Agreement of LPA.

     As of January 14, 2006, there was $3.0 million in total unrecognized compensation costs related to the Class C Units of LPA. The Company will record the $3.0 million as an expense at the time that the service conditions are met and the performance conditions are deemed to be probable.

9.   RESTRUCTURING CHARGES

     During the second quarter of the 2006 fiscal year, the Company recorded an adjustment to its previously established restructuring reserves, which had the net effect of increasing the reserves by $0.1 million. The adjustment was due to write-down to fair market value of a real estate property held for disposal. The Company did not incur any significant restructuring charges during the second quarter of the 2005 fiscal year. A summary of the restructuring reserve activity for the 28 weeks ended January 14, 2006 and January 15, 2005 are as follows, in dollars in thousands:

                                                    FISCAL YEAR   FISCAL YEAR
                                                        2006          2005
                                                    -----------   -----------
Balance at July 2, 2005 and July 3, 2004              $1,037        $1,576
Provision recorded in first quarter                       87            --
Reversals recorded in first quarter                      (11)          (42)
Amount utilized in first quarter                        (289)         (245)
                                                      ------        ------
Balance at October 22, 2005 and October 23, 2004         824         1,289
Provision recorded in second quarter                      56             1
Reversals recorded in second quarter                     (11)           --
Amount utilized in second quarter                       (155)          (88)
                                                      ------        ------
Balance at January 14, 2006 and January 15, 2005         714         1,202

10. SERIES B 5% CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK ISSUANCE

     Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the Electing Stockholders), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B 5% convertible redeemable participating preferred stock (Series B preferred stock) at a price of $2.174 per share. LPA has committed to purchase in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered. Purchases may be made at LPA's discretion or upon occurrence of conditions detailed in the Securities Purchase Agreement. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.7 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, 919,963 shares of Series B preferred stock in December 2003 for $2.0 million, and 459,982 shares of Series B preferred stock in December 2004 for $1.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in June 2003, 2,300 shares of Series B preferred stock in November 2003, 1,534 shares of Series B preferred stock in December 2003, and 766 shares of Series B preferred stock in December 2004. Accordingly, at January 14, 2006, the remaining contingent equity commitment from the stockholders of Parent was $7.7 million.

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

OVERVIEW

La Petite is one of the leading for-profit preschool providers in the United States based on the number of schools operated. The Company provides center-based educational services and childcare to children between the ages of six weeks and 12 years. The Company also operates Montessori schools that employ the Montessori method of teaching, a classical approach that features the programming of tasks with materials presented in a sequence dictated by each child's capabilities.

The majority of the Company's revenue comes from the tuition and fees that it charges for attendance at its Academies. Academy tuition depends upon a number of factors including, but not limited to, location of an Academy, age of the child, full or part-time attendance, utilization and competition. The Company also provides various tuition discounts primarily consisting of sibling, staff, and Preferred Employer Program. Parents also pay an annual registration fee. Tuition and fees are payable weekly and in advance for most residential and employer-based Academies and monthly and in advance for Montessori schools. Other fees include activity fees for summer activities and supply fees for Pre-Kindergarten and Private Kindergarten programs. Tuition rates per FTE are impacted by the age mix of children and generally decrease as the age of the children increase. The improvement in FTE attendance which began in the second half of fiscal year 2005 continued throughout the 2nd quarter of fiscal year 2006. FTE attendance was up 3.9% and 5.3% for the 12 and 28 weeks ended January 14, 2006, respectively. The increase in FTE attendance occurred across all age groups except for school age children, which were down form the prior year. The biggest increases FTE attendance occurred in the preschool classrooms. Management attributes much of increase in FTE attendance to the Company's continued focus on preschool education.

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

Direct labor costs represent the largest component of operating expenses. Direct labor costs per FTE are impacted by the age mix of children and generally decrease as the age of the children increase. Over the past year the Company has experienced increased FTE labor productivity at its established schools. Management attributes much of this increase to the implementation of several programs designed to improve labor productivity at school level. Administrative labor costs have increased as management has reduced spans of control through the hiring of additional district managers and as management has added additional staff support at the Company's corporate office. Management believes the reduction in spans of control and the increase in support staff has provided for improved internal control and has assisted Academy Directors to grow new enrollment, implement program quality improvements and more effectively manage Academy direct labor costs.

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

The Company operated 650 schools at the end of the second quarter of fiscal year 2006 as compared to 645 schools at the end of the second quarter of fiscal year 2005. During that time period there were eight new school openings, including the acquisition of six schools, and three school closures. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED JANUARY 14, 2006 COMPARED TO TWELVE WEEKS ENDED JANUARY 15, 2005

The following table sets forth the Company's operating results for the comparative 12 weeks ended January 14, 2006 and January 15, 2005, with amounts presented in thousands of dollars and as percentages of revenue:

                                          12 WEEKS ENDED         12 WEEKS ENDED
                                         JANUARY 14, 2006       JANUARY 15, 2005
                                       --------------------   --------------------
                                                 Percent of             Percent of
                                        Amount     Revenue     Amount     Revenue
                                       -------   ----------   -------   ----------
Revenue                                $93,914     100.0%     $86,972     100.0%
Operating expenses:
   Salaries, wages and benefits         53,995      57.5       48,975      56.3
   Facility lease expense               11,194      11.9       10,780      12.4
   Depreciation                          2,323       2.5        2,178       2.5
   Restructuring charges (reversals)        45       0.0            1       0.0
   Provision for doubtful accounts         484       0.5          410       0.5
   Other                                21,492      22.9       19,980      23.0
                                       -------     -----      -------     -----
Total operating expenses                89,533      95.3       82,324      94.7
                                       -------     -----      -------     -----
Operating income (loss)                $ 4,381       4.7%     $ 4,648       5.3%
                                       =======     =====      =======     =====

Operating revenue increased $6.9 million or 8.0% from the same period last year. This revenue increase was the result of a $6.1 million increase at established schools, and a $1.0 million increase at new schools, offset by a reduction in revenue from closed schools of $0.2 million. The revenue increase was principally due to a 3.9% increase in FTE attendance, a 4.0% increase in the average weekly FTE tuition rate, and increased participation in the USDA Child and Adult Care Food Program. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The increase in FTE attendance occurred at both established and new schools across all age groups except for school age children.

Salaries, wages, and benefits increased $5.0 million or 10.3% from the same period last year. As a percentage of revenue, labor costs were 57.5% for the 12 weeks ended January 14, 2006, as compared to 56.3% for the same period last year. The increase in salaries, wages, and benefits includes increased labor costs of $2.0 million at established schools, increased labor costs of $0.5 million at new schools, increased benefit costs of $1.3 million, increased bonus costs of $0.9 million, and increased field management and corporate administration labor costs of $0.4 million, offset by decreased labor costs of $0.1 million at closed schools. The increase in labor costs at established schools was mainly due to a 2.6% increase in average hourly rates and a 2.7% increase in labor hours as compared to the same period last year. The increase in benefit costs was primarily related to increases in self insured medical claim costs.

Facility lease expense increased $0.4 million or 3.8% from the same period last year. The increase in facility lease expense was principally a result of increased rents due to lease renewals, and new equipment leases, and increases in lease payments for facilities with contingent rent provisions.

Depreciation expense increased $0.1 million or 6.7% from the same period last year. The increase in depreciation expense was principally due to increases to depreciation related leasehold improvements and equipment purchases.

During the second quarter of the 2006 fiscal year, the Company recorded an adjustment to its previously established restructuring reserves, which had the net effect of increasing the reserves by $44,000. The adjustment was principally due to the write-down to fair market value of a real estate property held for disposal. The Company did not incur any significant restructuring charges during the second quarter of the 2005 fiscal year.

Provision for doubtful accounts increased $0.1 million or 18.0%, as compared to the same period last year. The increase was principally related to the collection of receivables from third party providers.

Other operating costs increased $1.5 million or 7.6% from the same period last year. Other operating costs include repairs and maintenance, food, insurance, utilities and telephone, supplies, real estate taxes, transportation, professional fees, marketing, travel, bank overages and shortages, training, data processing, personnel, recruitment, and other miscellaneous costs. The increase in other operating costs was due primarily to increases in real estate taxes, utilities and telephone, food costs, professional fees, and supplies, offset by decreases in repairs and maintenance, and data processing costs. As a percentage of revenue, other operating costs were 22.9% for the 12 weeks ended January 14, 2006, as compared to 23.0% for the same period last year.

As a result of the foregoing, the Company had an operating income of $4.4 million in the second quarter of the 2006 fiscal year as compared $4.6 million in the second quarter of the 2005 fiscal year.

Net interest expense increased $0.5 million or 6.9% as compared to the same period last year. The increase was principally due to increased interest expense on the accrued dividends and accretion related to Company's Series A preferred stock and higher interest rates related to the term loan. The charges to interest expense on the Series A preferred stock dividends are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value. On July 1, 2005, the Series A preferred stock dividends became payable in cash, subject to the limitations in the Company's senior credit agreement which prohibits such payments without the lenders' prior consent. Absent such consent, the dividends will continue to be added to the Series A preferred stock liquidation value.

The provision for income taxes includes a provision for state and local taxes. The effective federal tax rate for the 12 weeks ended January 14, 2006 was 0% due to pretax losses on a year to date basis and the Company's provision of a full valuation allowance against deferred tax assets.

28 WEEKS ENDED JANUARY 14, 2006 COMPARED TO 28 WEEKS ENDED JANUARY 15, 2005

The following table sets forth the Company's operating results for the comparative 28 weeks ended January 14, 2006 and January 15, 2005, with amounts presented in thousands of dollars and as percentages of revenue:

                                           28 WEEKS ENDED          28 WEEKS ENDED
                                          JANUARY 14, 2006        JANUARY 15, 2005
                                       ---------------------   ---------------------
                                                  Percent of              Percent of
(IN THOUSANDS OF DOLLARS)               Amount      Revenue     Amount      Revenue
                                       --------   ----------   --------   ----------
Revenue                                $216,498     100.0%     $199,344     100.0%

Operating expenses:
   Salaries, wages and benefits         125,014      57.7       114,856      57.6
   Facility lease expense                25,977      12.0        24,920      12.5
   Depreciation                           6,357       2.9         5,030       2.5
   Restructuring charges (reversals)        121       0.1           (41)     (0.0)
   Provision for doubtful accounts          864       0.4           841       0.4
   Other                                 52,866      24.4        50,205      25.2
                                       --------     -----      --------     -----
Total operating expenses                211,199      97.6       195,811      98.2
                                       --------     -----      --------     -----
Operating income                       $  5,299       2.4%     $  3,533       1.8%
                                       ========     =====      ========     =====

Operating revenue increased $17.1 million or 8.6% from the same period last year. This revenue increase was the result of a $15.1 million increase at established schools, a $2.3 million increase at new schools, and a $0.1 million increase in other revenue, offset by a reduction in revenue from closed schools of $0.4 million. The revenue increase was principally due to a 5.3% increase in FTE attendance, a 3.2% increase in the average weekly FTE tuition rate, and increased participation in the USDA Child and Adult Care Food Program. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The increase in FTE attendance occurred at both established and new schools across all age groups except for school age children.

Salaries, wages, and benefits increased $10.2 million or 8.8% from the same period last year. As a percentage of revenue, labor costs were 57.7% for the 28 weeks ended January 14, 2006, as compared to 57.6% for the same period last year. The increase in salaries, wages, and benefits includes increased labor costs of $5.1 million at established schools, increased labor costs of $1.3 million at new schools, increased bonus costs of $2.1 million, increased benefit costs of $1.1 million and increased field management and corporate administration labor costs of $0.8 million, offset by decreased labor costs of $0.2 million at closed schools. The increase in labor costs at established schools was mainly due to a 2.8% increase in average hourly rates and a 2.9% increase in labor hours as compared to the same period last year. The increase in benefit costs was primarily related to increases in self insured medical claim costs.

Facility lease expense increased $1.1 million or 4.2% from the same period last year. The increase in facility lease expense was principally a result of increased rents due to lease renewals, and new equipment leases, and increases in lease payments for facilities with contingent rent provisions.

Depreciation expense increased $1.3 million or 26.4% from the same period last year. The increase in depreciation expense was principally due to a $0.8 million cumulative adjustment of understated depreciation expense in prior years, which was recorded in the first quarter of fiscal 2006, along with increases to depreciation related to leasehold improvements and equipment purchases. For additional information regarding the depreciation adjustment, see Note 2 to the accompanying condensed consolidated financial statements included in this report.

During the 28 weeks ended January 14, 2006, the Company recognized restructuring charges of $0.1 million principally related fixed asset write-offs resulting from the closure of one school and the write-down to fair market value of a real estate property held for disposal. The Company did not incur any significant restructuring charges during the 28 weeks ended January 15, 2005.

Provision for doubtful accounts increased slightly as compared to the same period last year.

Other operating costs increased $2.7 million or 5.3% from the same period last year. Other operating costs include repairs and maintenance, food, insurance, utilities and telephone, supplies, real estate taxes, transportation, professional fees, marketing, travel, bank overages and shortages, training, data processing, personnel, recruitment, and other miscellaneous costs. The increase in other operating costs was due primarily to increases in utilities and telephone, real estate taxes, food costs, professional fees, and supplies, offset by decreases in marketing, insurance, and data processing costs. As a percentage of revenue, other operating costs were 24.4% for the 28 weeks ended January 14, 2006, as compared to 25.2% for the same period last year.

As a result of the foregoing, the Company had an operating income of $5.3 million for the 28 weeks ended January 14, 2006, as compared to $3.5 million for the same period last year.

Net interest expense increased $1.1 million or 6.8% as compared to the same period last year. The increase was principally due to increased interest expense on the accrued dividends and accretion related to Company's Series A preferred stock and higher interest rates related to the term loan. The charges to interest expense on the Series A preferred stock dividends are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value. On July 1, 2005, the Series A preferred stock dividends became payable in cash, subject to the limitations in the Company's senior credit agreement which prohibits such payments without the lenders' prior consent. Absent such consent, the dividends will continue to be added to the Series A preferred stock liquidation value.

The provision for income taxes includes a provision for state and local taxes. The effective federal tax rate for the 28 weeks ended January 14, 2006 was 0% due to pretax losses on a year to date basis and the Company's provision of a full valuation allowance against deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

Parent and La Petite entered into an agreement on May 11, 1998, providing for a term loan facility and a revolving credit agreement (as amended, the "Credit Agreement"), consisting of a $40 million Term Loan Facility and a $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility in connection with the Recapitalization. Pursuant to an amendment to the Credit Agreement, which was effective as of November 30, 2004, the final maturity of the Credit Agreement was extended to November 15, 2007. This amendment also (i) revised certain existing financial covenant targets required to be maintained by the Company and set new targets for the extended period of the Credit Agreement; (ii) deleted the requirement that LIBOR borrowings pay a predetermined minimum interest rate; and (iii) lowered the minimum dollar amount required to make a borrowing under the Credit Agreement. Payments due under the amortization schedule for the term loan are $0.2 million in the remainder of fiscal year 2006, $0.4 million in fiscal year 2007 and $31.6 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On April 13, 2005, the Company entered into Amendment No. 8 to the Credit Agreement to change the issuing bank of its Letters of Credit and to restore a swingline loan mechanism that was previously deleted by prior amendments to the Company's Credit Agreement. On January 14, 2006, there was $32.2 million outstanding under the term loan and $14.0 million outstanding under the Revolving Credit Facility. In addition, La Petite had outstanding letters of credit in an aggregate amount of $5.0 million, and $6.0 million available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments. The Company was in compliance with all covenants on January 14, 2006.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights, as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B 5% convertible redeemable participating preferred stock (Series B preferred stock) at a price of $2.174 per share. LPA has committed to purchase in accordance with the terms of the Securities Purchase Agreement,

6,658,636 shares of the Series B preferred stock being offered. Purchases may be made at LPA's discretion or upon occurrence of conditions detailed in the Securities Purchase Agreement. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.7 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, 919,963 shares of Series B preferred stock in December 2003 for $2.0 million, and 459,982 shares of Series B preferred stock in December 2004 for $1.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in June 2003, 2,300 shares of Series B preferred stock in November 2003, 1,534 shares of Series B preferred stock in December 2003, and 766 shares of Series B preferred stock in December 2004. Accordingly, at January 14, 2006, the remaining contingent equity commitment from the stockholders of Parent is $7.7 million.

As of January 14, 2006, LPA beneficially owned 94.0% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and approximately $21.7 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King owns a majority of the voting interests of LPA. On September 28, 2005, certain members of Parent's management, including its President and Chief Executive Officer, and its Chief Financial Officer, were granted 98,000 Class C Units of LPA. LPA has reserved 100,000 Class C Units to be issued to management of Parent from time to time. Pursuant to the terms of the Operating Agreement of LPA, the Class C Units are non-voting equity interests of LPA and are subject to repurchase by LPA or its designee upon the termination of such person's employment with Parent and La Petite. Upon the achievement of enumerated valuation thresholds set forth in the Operating Agreement, the Class C Units will represent in the aggregate up to 13% of the economic interests of LPA.

CASH FLOWS AND SOURCES AND USES OF FUNDS

The Company's principal sources of funds are cash flows from operations, borrowings on the revolving credit facility under the Credit Agreement, and capital contributions received from LPA. The Company's principal uses of funds are debt service requirements, capital expenditures and working capital needs.

Cash flows provided by operating activities were $3.8 million during the 28 weeks ended January 14, 2006 compared to cash flows used by operating activities of $3.3 million for the 28 weeks ended January 15, 2005. The $7.1 million increase in cash flows provided by operating activities was mainly due to a $3.1 million decrease in net losses, net of non-cash charges, and by a decrease in working capital requirements of $4.0 million. The decrease in working capital requirements was principally related to increased bonus accruals based on improved company performance in the first half of fiscal 2006, reduced receivables from insurance carriers related to hurricane damage that was incurred in the first half of fiscal year 2005, and timing of payments received from third party childcare payers, offset by more timely payments of accounts payable due to increased cash availability in the first half of fiscal 2006.

Cash flows used for investing activities were $4.1 million during the 28 weeks ended January 14, 2006 as compared to cash flows used of $5.4 million during the 28 weeks ended January 15, 2005. The $1.3 million decrease in cash flows used for investing activities was due to decreased capital expenditures, and increased proceeds from the sale of assets, offset by acquisition costs related to the acquisition of one school.

Cash flows provided by financing activities were $0.5 million during the 28 weeks ended January 14, 2006, compared to cash flows provided by financing activities of $8.9 million during the 28 weeks ended January 15, 2005. The $8.4 million decrease in cash flows provided by financing activities was due to a $8.2 million decrease in revolver borrowings (net of deferred issuance costs), and a $1.0 million reduction in proceeds from the issuance of redeemable preferred stock, offset by a $0.7 million increase in bank overdrafts related to the timing of monthly expense payments and a $0.1 million decrease in repayment of term loan and capital lease obligations.

The Company has a working capital and stockholders' deficit as of January 14, 2006 and has experienced losses before income taxes over each of the past three fiscal years. The Company required equity investments by LPA and other electing stockholders of $0.8 million, $5.0 million and $1.0 million in fiscal years 2003, 2004 and 2005, respectively, to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business. The last equity investment was made in December 2004 and the company has not required any equity investments since then.

Management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included decreased discretionary expense spending and greater realization of revenue resulting from increased facility utilization and from increased controls over the use of tuition discounts and coupons. As a result of these and other actions, revenue and operating income for the 28 weeks ended January 14, 2006, are up 8.6% and 50% respectively. Management believes that these efforts, coupled with (i) the remaining $7.7 million of equity commitment, as of January 14, 2006, provided by LPA and certain of the other stockholders of Parent, (ii) the available funds under the Revolving Credit Facility of $6.0 million, (iii) the extension of the final maturity date of the Credit Agreement to November 2007 and (iv) revision of certain existing financial covenant targets and establishment of new targets for the extended period of the Credit Agreement, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard, nor can there be any assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

CAPITAL EXPENDITURES

Total capital expenditures for the 28 weeks ended January 14, 2006 and January 15, 2005 were $4.1 million and $5.4 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 28 weeks ended January 14, 2006 and January 15, 2005 were $4.1 million, and $5.1 million, respectively. There were no capital expenditures incurred in connection with the development of new schools for the 28 weeks ended January 14, 2006 and $0.3 million was expended in connection with the development of new schools for the 28 weeks ended January 15, 2005. The company also incurred acquisition costs of $0.2 million in connection with the acquisition one school in the second quarter of fiscal year 2006.

In addition to maintenance capital expenditures, the Company expends additional funds to repair and maintain its facilities in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 28 weeks ended January 14, 2006 and January 15, 2005 were $7.6 million and $7.4 million, respectively.

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

For a description of the Company's critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations, Summary of Critical Accounting Policies", included in the Company's Annual Report on Form 10-K for the year ended July 2, 2005. There have been no significant changes to the Company's critical accounting policies during the 28 weeks ended January 14, 2006 except for the Company's accounting for stock-based compensation related to the adoption SFAS No. 123 (R).

Under Statement 123 (R), the Company uses the Monte Carlo valuation model to determine the fair value of Class C Units of LPA. The Monte Carlo model includes various assumptions, including the expected volatility and the expected life for Class C Units of LPA. These assumptions reflect the Company's best estimates, but they involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under Statement 123 (R) could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 8 to the accompanying condensed consolidated financial statements included in this report for additional information regarding the adoption of Statement 123 (R).

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

     - Operational factors, including the Company's ability to open and profitably operate Schools, the Company's ability to comply with the covenants contained in the Credit Agreement and the Company's ability to satisfy its debt service obligations, including its obligations to repay the Credit Agreement when it matures in November 2007 and the notes when they mature in May 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness as of January 14, 2006 consisted of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $32.2 million and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to:
(a) an adjusted London inter-bank offered rate ("LIBOR") plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of the administrative agent's published prime rate, a certificate of deposit rate multiplied by the statutory reserve rate, plus the cost of FDIC insurance or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for Alternate Base Rate loans as defined in the Credit Agreement. The Senior Notes mature in May 2008. Pursuant to Amendment No. 7 to the Credit Agreement, effective November 30, 2004, the final maturity of the Credit Agreement was extended to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.2 million in the remainder of fiscal year 2006, $0.4 million in fiscal year 2007 and $31.6 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined).

A 1% increase or decrease in the applicable index rate would result in a corresponding interest expense increase or decrease of $0.5 million per year.

The Company had no derivative instruments at January 14, 2006.

ITEM 4. CONTROLS AND PROCEDURES

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

As of January 14, 2006 the Company evaluated the effectiveness of the design and operation of its Disclosure Controls pursuant to Rule 15d-15 of the Exchange Act. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). Based on this evaluation, the CEO and CFO have concluded that, to the best of their knowledge, the Disclosure Controls are effective, at a reasonable level of assurance, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

                                    *********

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS

     31.1 CFO Section 302 certifications.

     31.2 CEO Section 302 certifications.

     32   CEO and CFO Section 906 certifications.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LPA HOLDING CORP.


Dated: February 28, 2006                    /s/ Neil P. Dyment
                                            ------------------------------------
                                        By: Neil P. Dyment

                                        Chief Financial Officer and duly
                                        authorized representative of the
                                        registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LA PETITE ACADEMY, INC.


Dated: February 28, 2006                    /s/ Neil P. Dyment
                                            ------------------------------------
                                        By: Neil P. Dyment

                                        Chief Financial Officer and duly
                                        authorized representative of the
                                        registrant